Form 10KSB
period 1997-06-30
ARTHUR TREACHERS INC /FL/
filed 1997-09-29
CIK 1016951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
            Under Section 13 or 15(d) of the Securities Act of 1934
                    For the Fiscal Year Ended June 30, 1997

                             ARTHUR TREACHER'S, INC.
                 (Name of Small Business Issuer in Its Charter)

                       UTAH                                       34-1413104
          (State or Other Jurisdiction of                      (I.R.S. Employer
           Incorporation or Organization)                    Identification No.)

7400 Baymeadows Way, Suite 300, Jacksonville, Florida               32256
        (Address of Principal Executive Offices)                  (Zip Code)

                  (904) 739-1200
           (Issuer's Telephone Number)

     Securities registered under Section 12(b) of the Act:

       Title of Each Class                   Name of Each Exchange on Which
       to be so Registered                   Each Class is to be Registered
       -------------------                   ------------------------------

---------------------------------            ---------------------------------

---------------------------------            ---------------------------------

     Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |___| No |_X_| The Registrant became subject to such filing requirements within the past 90 days.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |_X_|

     State issuer's revenues for its most recent fiscal year. $17,775,659

     Shares outstanding. 14,399,248

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $24,892,071

Note: if determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                                     PART I

Item 1. Description of Business.

The Company is a fast service seafood restaurant chain based in Jacksonville, Florida. The Company's principal business is the operation of Company owned stores and the sale of franchises of "Arthur Treacher's Fish & Chips" fast food restaurants. The Company has 117 restaurants in the Arthur Treacher's system, consisting of 63 Company owned restaurants and 54 independently owned and operated franchised locations. The restaurants are located in 11 states in the mid-western and eastern United States as well as in Washington D.C. and the province of Ontario, Canada.

     (A) Background

The Company was originally founded in 1969 as Arthur Treacher's Fish & Chips, Inc., a Delaware corporation. The Company operated a network of franchised and Company owned restaurants in the United States and Canada. The Company's main product was its "Original Fish & Chips" product consisting of two fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown and served with English-style chips and two corn meal "hush puppies." The Company's other products included an assortment of other fried and grilled seafood combination dishes including shrimp, clams and chicken.

In 1979, Mrs. Paul's, Inc. ("Mrs. Paul's") purchased Arthur Treacher's Fish & Chips, Inc. Mrs. Paul's changed the products offered at the restaurants, which resulted in severe dissatisfaction among the franchisees, a reduction in the number of restaurants and litigation between certain franchisees and Mrs. Paul's. In 1982, Lumara Foods of America, Inc. ("Lumara") acquired the assets of Arthur Treacher's Fish & Chips, Inc. from Mrs. Paul's. Lumara was unable to achieve profitability and consequently sought bankruptcy protection in 1983. In December 1983, Arthur Treacher's Inc., an Ohio corporation, entered into an agreement to purchase the assets of Lumara, during Chapter XI bankruptcy proceedings. In February 1984, Arthur Treacher's Inc., an Ohio corporation, merged into El Charro, Inc., a Utah corporation, which consummated the acquisition of the assets of Lumara and changed its name to Arthur Treacher's, Inc.

The Company reduced its size from approximately 200 to 117 stores between 1984 and 1997, primarily through a net reduction from more than 180 franchised locations to 95 franchised locations, under the management of President and principal shareholder, James R. Cataland. In 1984, only 74 of the more than 180 franchised locations were in good standing. The franchise network was rebuilt and expanded in the early 1990's under the management of Mr. Cataland.

In 1993, three investors, including Mr. Bruce R. Galloway, the current Chairman of the Board of the Company, and Mr. Fred Knoll, a Director designee of the Company, acquired from the Company an aggregate of 2,000,000 shares of Common Stock for $1,000,000. On May 31, 1996, an investor group organized by Mr. Galloway acquired control of the Company through the purchase of an additional 2,000,000 shares from the then principal shareholder and President, Mr. Cataland.

Contemporaneously with such acquisition, Mr. R. Frank Brown became President, Chief Executive Officer and Treasurer of the Company, and the current Board of Directors was elected.

Under Mr. Brown's direction, the Company has taken several steps to improve its operations. The Company has also commenced testing of its "Seafood Grille" concept, reduced costs by changing to lower cost seafood suppliers, commenced efforts to renegotiate certain property leases, hired a new Director of Marketing, retained a new advertising agency, held regional meetings with franchisees for the first time in several years, attended franchise conventions to promote the Company and produced new promotional and advertising materials.

On November 27, 1996 the Company purchased 100% of the common stock of its largest franchisee, MIE Hospitality, Inc. (MIE), whose operations include 32 restaurants in the midwest and northeast United States. The purchase price was $4,232,976 (calculated as $2,250,000 in cash, $1,139,563 in long-term debt assumed and $843,413, which represents the rights to acquire 275,625 shares of Company common stock for no consideration at a future date.

Also during 1997, the Company acquired eight restaurants in six different transactions all accounted for as purchases. The purchase price, which totaled approximately $544,000, was satisfied by cash, common stock, or assumed liabilities.

MIE, formerly the Company's largest franchisee and now a wholly-owned subsidiary, had an exclusive territory in New York, Pennsylvania, New Jersey and Delaware, where it operated 33 stores. The Company anticipates that the MIE Acquisition will provide opportunities for additional expansion, since the Company can open additional Company-owned stores and sell additional franchises in states where MIE was the exclusive franchisee. Following the purchase of MIE, the Company purchased six former franchised restaurants in the Detroit area. The Company believes the six restaurants in the Detroit area are strategically located in areas with a concentration of Arthur Treacher's restaurants. Management believes that such restaurants can be better managed by the Company than by the former franchisees with no additional administrative overhead being incurred by the Company.

     (B) Franchises

The Company has 117 restaurants in its system, consisting of 63 Company owned restaurants and 54 independently owned and operated franchised locations. The Company has two geographical options for franchises: individual stores and area development. However, the Company does have a franchisee that has agreed to open one franchise for each of the next three years in northeastern Ohio, although such franchisee does not have any exclusive territory. The Company also has a franchisee with an exclusive franchise for the province of Ontario, Canada, where there are eight restaurants.

Pursuant to its franchise agreement, the Company provides its franchisees with a method of operation, including trade secrets, technical knowledge, a supply distribution program and standards for customer service, quality control, decor, layout, signs and accounting systems. The Company also provides centralized advertising and cooperative advertising programs and an initial training program, which is required for franchisees. Each franchisee is currently required to spend a minimum of three percent of monthly gross sales on advertising. In addition, each franchisee must purchase certain private label, proprietary food, paper supplies, equipment and signage from Company approved suppliers and distributors. The Company does not select restaurant sites for franchisees, but all sites are subject to the Company's approval. The Company also requires that its franchisees name the Company as an additional insured party on their property and casualty insurance policies and that vendors provide subrogation to the Company with respect to their product liability insurance.

Pursuant to the Company's standard franchise agreement, which is incorporated in its Uniform Franchise Offering Circular, the initial franchise fee for a one unit franchise is $19,500. The fee for each additional franchise declines thereafter. The fee for an area development franchise is $49,500. These franchise fees do not include the costs associated with the operation of the restaurant, including food, supplies, labor, equipment, occupancy costs and taxes.

Each franchisee is subject to a royalty fee of a maximum of six percent of the franchisee's gross sales, net of sales taxes and certain other adjustments, based upon sales reports at the end of each calendar month. In the fiscal year ended June 30, 1997, the Company received a total of $484,885 in franchise fees and royalty income. Franchisees owning seven of such restaurants were more than 90 days in arrears in their payment of royalties to the Company. Most franchisees, including the Canadian franchisee, pay royalties at a rate substantially lower than six percent of gross sales, with an average royalty of about three percent. Reduced royalty fees have been granted by the Company for certain older franchisees and for franchisees who operate multiple units. As of September 15, 1997, franchisees operating seven restaurants have either been notified of being in default for non-payment of royalties or are more than 90 days in default on royalty payments. One of such franchisees, operating two restaurants, and the Company have executed an installment payment plan with respect to its delinquent payments. The inability of the Company's franchisees to make payments on a timely basis will adversely affect the Company's liquidity and its operations.

     (C) Corporate Strategy

The Company seeks to focus on three key areas of development:

          o    The "Seafood Grille" concept,
          o    Unit Expansion,
          o    Marketing, Advertising and Promotion.

     1. The "Seafood Grille" Concept

The Company is renovating its existing restaurants to adopt the "Seafood Grille" concept to focus on grilled foods while enhancing the Company's existing brand name. The Company has begun to expand its menu to include, in addition to its current fried fish dinner and fried chicken combinations, a selection of grilled seafood entrees and grilled chicken entrees, together with an assortment of vegetables and other side dishes. Several species of fish, including tuna, cod, mahi- mahi and salmon, are being developed in order to complement the Company's existing line of seafood products.

Each fish fillet sold under the "Seafood Grille" concept is deep skinned and flash-frozen under a strict recipe developed by the Company. At each store location, the fillet is inserted into a special grilling unit for quick cooking. Test marketing and implementation of this concept began in July 1996 at a franchised location that the Company purchased in November 1996. As of September 15, 1997, the Company had implemented the "Seafood Grille" concept in 21 restaurants.

The Company is developing a nationwide implementation plan, which will include operations, marketing and advertising expenditures. The Company estimates that a complete restaurant renovation will cost approximately $85,000 per restaurant. Because of the high cost of a complete renovation, the Company has also implemented the "Seafood Grille" concept with a modified renovation, which consists primarily of the installation of new grilling equipment and, for certain restaurants, new signage and awnings. The Company has utilized the modified renovation in 17 of the 21 restaurants which offered the "Seafood Grille" as of September 15, 1997. The Company anticipates that most future renovations will utilize the less expensive alternatives in order to limit the Company's capital expenditures. The Company anticipates that all of the restaurants currently owned by the Company will offer the "Seafood Grille" concept, although the cost of renovation will depend on such factors as the size of the restaurant, whether the restaurant is free standing or in a mall, and the amount of equipment to be installed. Such renovations will be made on a region by region basis so that all restaurants within a region can benefit from regional advertising and marketing promotions. New store formats may be developed to enable consumers to view a wider selection of the Company's menu selections. New store displays may be exhibited at all restaurant locations to provide consumers with information such as caloric, fat and cholesterol content in each of the Company's menu items. The Company cannot require franchisees to renovate their stores to implement the "Seafood Grille" concept and has not determined whether to provide incentives for such renovations. Furthermore, the conversion of any existing restaurants that may be purchased from franchisees will incur additional costs, a portion of which will come from operations.

     2. Unit Expansion

The Company intends to open more Company owned and operated stores and franchised stores. The Company's system has 117 restaurants, of which 63 (54%) are Company owned. The Company expects to achieve a ratio of approximately 40% of the restaurants as Company owned by the year 2000 due to franchise development. The Company will continue to build its network of Company owned and franchised restaurants in the United States with additional locations in order to increase the Company's penetration into local markets. The Company seeks to expand both in its principal existing markets of Florida, Ohio, Michigan, Texas, the New York metropolitan area and Ontario and in markets where the Company previously had a significant presence, including Virginia,

Maryland, Washington D.C., Illinois and New England. The Company has no current plans to expand outside of the United States and Canada.

The Company believes that the purchase of MIE will provide additional opportunities for expansion, since the Company may now open additional Company owned stores and sell additional franchises in New York, New Jersey,
Pennsylvania and Delaware, where MIE was the exclusive franchisee and had exclusive development rights. In addition, the Company believed that it could operate the 32 stores owned by MIE with minimal increase in administrative overhead and that the purchase of the 32 stores would provide the Company with more flexibility and control over the implementation of the "Seafood Grille" concept.

Execution of its growth strategy requires the Company's management to, among other things: (i) identify acquisition candidates who are willing to be acquired at prices acceptable to the Company; (ii) consummate identified acquisitions; and (iii) obtain financing for future acquisitions. The Company believes that the acquisition of franchise restaurants is preferable to opening new Company owned restaurants where there is a concentration of other restaurants, particularly Company owned restaurants. Such concentration of Company owned restaurants enables the Company to achieve more effective control of marketing, economies of scale regarding the purchase of supplies, the deployment of field personnel and advertising and thereby improve the restaurants' operations without any increase in central administrative overhead. The Company believes that such economies of scale can be achieved if a minimum of six to ten restaurants are in an area.

The Company does not anticipate further development of its franchise network until the fiscal year commencing July 1997. The Company wants to implement the "Seafood Grille" concept, purchase some restaurants from franchisees and improve its image before again focusing on the sale of franchises. In order to develop its franchise system, the Company intends to develop joint programs with new corporate franchisees for regional expansion opportunities in certain selected markets. This program will entail a corporate sponsor for a particular region based upon metropolitan population densities. A region would typically be large enough to cover an area that could accommodate ten or more store locations. The Company anticipates that a master franchise agreement would be executed with the corporate franchisee providing it with rights to a specified region and to support from the Company in order to develop the area within certain guidelines established by the Company relating, among other things, to a minimum number of restaurants to be opened within particular time periods. Current agreements do not require any minimum number of restaurants to be opened in a region and the Company currently has only one master franchise agreement for Ontario, Canada. The Company also intends to grant new franchises to operators of single restaurants. There can be no assurance, however, that suitable franchisees can be located or that master franchise agreements will be reached at terms acceptable to the Company.

The Company estimates the cost of opening a new Company owned restaurant at between $50,000 and $200,000 per restaurant (assuming the purchase, not lease, of new equipment), depending upon factors such as the size of the restaurant, the lease and local construction costs. This cost includes the capability for the "Seafood Grille" concept. By standardizing the construction and equipment procurement process of its restaurant network, the Company believes that it could develop the economies of scale in the design and site selection process. A supplementary benefit of such an expansion program could include proposals to arrange for regional or national equipment leasing and financing programs and the use of national or regional contractors to provide support for franchisees wishing to expand. There can be no assurance that such programs will be reached at terms acceptable to the Company.

The Company's proposed expansion and store renovations will be dependent on, among other things, market acceptance of the Company's "Seafood Grille" concept, the availability of suitable restaurant sites, negotiation of acceptable lease terms, timely development of such sites, obtaining landlords' consents to renovations, constructing or renovating restaurants, hiring of skilled management and other personnel, the general ability to successfully manage growth (including monitoring restaurants, controlling costs and maintaining effective quality controls) and the availability of adequate financing. In the case of franchised restaurants, the Company will be substantially dependent on the management skills of its franchisees.

     3. Marketing, Promotion and Advertising

The Company believes that its brand name is still recognized among consumers in the northeastern, mid-western and southern regions of the United States primarily because the Company's primary product line had been a popular restaurant concept during the early 1970's. The Company and its franchisees typically spend approximately three to four percent of gross sales per year on advertising. In addition, suppliers provide the Company with rebates to be spent by the Company on marketing. In the fiscal year ended June 30, 1997, such marketing rebates were approximately $356,000. The Company has broad discretion in spending such marketing allowances.

Management is developing a marketing campaign to re-establish the Company's brand name. Since June 1996, the Company has retained a new advertising agency and produced new television commercials. System-wide promotion with coordinated regional advertising represents an area of opportunity for the Company. Local advertising by the Company and its franchisees has been, and continues to be, the predominant form of promotion. The Company has hired a Director of Marketing who has developed to produce advertising and promotion at the local level consisting of in-store advertising, local circulars, promotions and newspaper advertising. By utilizing system-wide promotion with regional advertising campaigns, the Company expects to achieve greater control and market breadth and to increase consumer awareness of its products and services while maintaining creative control over the Company's brand image. Such a program would provide the Company with system-wide coverage using print, network and cable television, national radio media.

The franchisees will be expected to pay a portion of the three percent currently required to be spent on advertising by each franchisee to the Company as a fee for such coordinated advertising. A portion of the approximately three percent of gross sales currently spent by the Company for advertising Company owned stores would also be devoted to the coordinated campaign. The amounts collected would be utilized entirely on marketing and promotional campaigns to benefit the entire franchise network.

     (D) Suppliers and Pricing

The  Company's  senior  management  (most of whom joined the Company  since June
1996) have experience with the supply and pricing issues associated with the food industry. Seafood prices, particularly the price of pollack, are subject to supply problems due to environmental and economic factors. The Company has developed measures to minimize the effect on the Company.

The Company's principal product, "Fish and Chips," includes pollack. The Company and franchisees utilize one supplier to the Company owned stores for pollack. The Company and its franchisees use three suppliers for shrimp. For the fiscal year ended June 30, 1997, purchases of pollack and shrimp accounted for approximately 20% and 7% of the Company's operating expenses, excluding occupancy costs, respectively. The Company has reduced its costs since June 30, 1996 by utilizing new suppliers of pollack and shrimp. The Company also offers salmon and tuna. Such seafoods' supplies and prices are subject to volatility. Seafoods of the quality sought by the Company tend to trade on a negotiated basis depending upon supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, politics and economics in the producing countries. An increase in the prices of seafood, particularly pollack, could have an adverse effect on the Company's profitability.

The Company maintains relationships with certain seafood vendors in an effort to obtain seafood of the quality and in the quantity demanded by the Company's customers. These relationships enable the Company to maintain its supply of fish as well as affording the Company some price stability. The Company has sought to mitigate the effects of price volatility by entering into agreements with its principal fish suppliers to provide fixed prices for seafood products during the six months to one year duration of the contracts. Such fixed price agreements also help ensure the Company's supply of fish. The Company's written agreements regarding pollack and shrimp expire in March 1998 and its agreement regarding chicken expires in December 1997. Although the Company anticipates that the agreements will be renewed on substantially the same terms as the current agreements, there can be no assurance that the new terms will not be more costly. The Company's principal suppliers of seafood products are Odyssey Enterprises, Inc. for fish products and Tampa Bay Fisheries for shrimp. However, the Company believes that alternate suppliers of pollack and other seafoods are available if the prices of pollack or other seafoods increase substantially. Management also intends to take advantage of changing technologies with respect to the "farming" and breeding of selected species of fish and seafood products, and currently purchases some fish products that are "farmed."

The Company uses different individual suppliers for many of its significant non-seafood items. For example, cups, french fries, chicken, shortening and proprietary fish batter are each purchased from different individual suppliers under oral and written agreements which set the price for one year. The principal suppliers for non-seafood products are Coca-Cola (drink syrup), Griffith laboratories (batter mix), Heinz U.S.A. (sauces), McCain Foods, Inc. (potatoes), Phoenix Foods (chicken) and Wilsey

Foods, Inc. (shortening). All of the Company's supplies are delivered by such suppliers to one distributor, Fast Food Merchandisers Inc., who services the Company's restaurants from three distribution centers. Any disruption in supplies from such suppliers could temporarily have an adverse effect on the Company's operations, although the Company believes that the supplier could readily be replaced. Except with respect to the Company's proprietary batter mix, franchisees can purchase such products from other suppliers or distributors, subject to the Company's prior approval. The Company received approximately $127,000 from royalties on its batter mix sales in the fiscal year ended June 30, 1997.

     (E) Competition

The restaurant business is highly competitive with respect to price, service, location and food quality and is generally considered to be a mature industry. Competition in the industry can be expected to increase. The industry is affected by changes in consumer eating habits and preferences, local, regional and national economic conditions, demographic trends, automobile traffic patterns, government regulation, employee availability and commodity and operating cost fluctuations, many of which are beyond the Company's control. Any unplanned or unanticipated changes in these factors could adversely affect the Company.

There are numerous well-established competitors in the operating areas of the Company. Restaurants operated or franchised by the Company compete directly not only with quick service restaurants ("QSRs"), but also with moderately priced family and specialty restaurants. Significant competitors include fast food fish restaurants such as Long John Silvers and Captain D's, casual dining restaurants with a seafood emphasis such as Red Lobster and Landry's, and other chains that serve grilled seafood or chicken, or both.

The Company's primary competitors in the fast service seafood restaurant business are Long John Silvers and Captain D's. Both competitors have company owned and franchised restaurant operations in certain regions of the United States. Long John Silvers is the largest competitor with over 1,300 locations nationwide. Captain D's, a wholly owned subsidiary of Shoney's, Inc. with approximately 600 units, has a strong regional presence in the southeastern United States. The amount of competition varies among the Company's principal regional markets. Both Captain D's and Long John Silvers compete directly with the Company in Ohio and Pennsylvania, although the level of competition is highest in several Pennsylvania markets. Long John Silvers competes directly with the Company in several of its markets in Florida. In Ontario, the Company has significant direct competition from independent fish and chips restaurants, but less direct competition from other major fast service seafood chains. Many of the Company's competitors possess substantially greater financial, marketing, personnel and other resources than those of the Company. Such competitive pressures limit the Company's ability to increase food and beverage prices and thus may limit the extent to which the Company and its franchisees can offset certain costs of doing business. There can be no assurance that well-established competitors will not place additional restaurants in close proximity to those of the Company and its franchisees.

The Company also faces vigorous competition from other QSR chains in attracting and retaining suitable franchises. Beginning in the fiscal year commencing July 1, 1997, the Company plans to increase its number of franchised restaurants but there can be no assurance that it will be able to attract and retain suitable franchisees.

Competition with the Company can take other forms. The Company also competes with fast food restaurants and "casual dining" restaurants that offer specialties other than grilled fish and chicken. Consumer preferences tend to shift and the variety of alternatives may affect consumer selection. A change by consumers to other types of products such as pork or beef or to restaurants with ethnic themes such as Mexican, Chinese or Italian can have a material adverse affect on the Company's sales.

The Company has developed a concentration of restaurant locations in the food courts of regional shopping malls. The competition in the malls typically consists of the seven to thirteen different restaurant concepts in each food court. Each food concept generally serves a distinctive menu item which may compete, directly or indirectly, with the Company. There can be no assurance that the Company will continue to be able to compete effectively with such food concepts.

     (F) Seasonality

The Company derives a significant portion of its sales during the November and December holiday season, which is reflected in the Company's operating results for the second quarter. This seasonal effect is dependent upon the general retailing environment and customers' preference to shopping malls. Approximately 70% of the Company's restaurants are in shopping malls. The Company derives approximately 15% of its total annual revenues from operations of the stores located in shopping malls during the holiday season.

     (G) Employees

At August 31, 1997, the Company had approximately 700 employees. A total of approximately 575 employees are paid on an hourly basis and 125 employees receive a salary. Eight of the Company's employees perform executive functions. Most of the Company's employees are employed at the Company's restaurants. The Company believes that the number of persons employed is adequate to conduct the Company's current level of operations. The Company believes that it would need an additional two to four administrative employees at its headquarters to manage the anticipated expansion. The addition of new restaurants will also increase the number of employees at the restaurants.

Since many of the Company's employees are paid hourly rates related to the federal minimum wage, increases in the minimum wage will increase the Company's operating expenses. The Federal government increased the minimum wage from $4.25 an hour to $4.75 per hour in October 1996 and to $5.15 in September 1997. As of August 31, 1997, the Company employed 575 hourly workers, approximately 50% of whom are paid below $5.15 per hour. The Company believes that increases in the minimum wage will cause operating costs to increase by less than 0.4% and that such increased cost will be offset by the Company's recent menu price increase of four percent and increased sales and reduced costs derived from improved purchasing procedures, of which there can be no assurance.

     (H) Government Regulation

The Company's business is subject to extensive federal, state and local government regulation, including regulations relating to franchising, public health and safety, zoning and fire codes. The failure to obtain or retain food or other licenses would adversely affect the operations of the Company's restaurants.

The Company is subject to federal and state laws, rules and regulations that govern the offer and sale of franchises. The Company is also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. If the Company is unable to comply with the franchise laws, rules and regulations of a particular state, relating to offers and sales of franchises, the Company will be unable to engage in offering or selling franchises in such state. The Company believes it is in compliance with such laws, rules and regulations and has not been cited for non-compliance. In 1995, the Federal Trade Commission ("FTC") conducted an investigation related specifically to the Company following a complaint filed by certain franchisees but the FTC took no action. The complaint alleged various misrepresentations by the Company, including misrepresentations to the franchisees regarding (i) the investment risk, earnings, food costs and construction costs that could be expected by a franchisee, (ii) the rate of expansion of the number of Arthur Treacher's restaurants and (iii) the availability of national advertising and marketing support. The Company is not currently subject to any investigation by any federal or state regulatory authority.

On a national level, the FTC requires the Company to furnish prospective franchisees with a disclosure document which complies with the FTC's Trade Regulation Rule (the "FTC Rule"). The Company's current FTC disclosure document is effective for use in 37 states, and the District of Columbia, that do not require registration of disclosure documents. However, in the 13 remaining states, the Company is required to register a state-specific document and receive an effective registration notice prior to the commencement of sales of franchises in such states. The Company is not qualified to sell franchises in any state that requires a state specific document although the Company believes that it could register in such states if it chose to offer franchises in such states. The Company has begun the registration process in Illinois, New York, Virginia and Maryland.

The Company will be required to update its FTC disclosure document to reflect the occurrence of material events. The occurrence of any such events may, from time to time, require the Company to modify its disclosure documents within 90 days or stop offering and selling franchises until the document is so updated. There can be no assurance that the Company will be able to update its disclosure document or become registered to offer or sell franchises in certain states consistent with its expansion plans or that the Company will be able to comply with existing or future franchise regulations in any particular state, any of which could have an adverse effect on the Company.

     (I) Trade and Service Marks and Trade Secrets

The Company believes that the "Arthur Treacher's" and the "Arthur Treacher's Fish & Chips" service marks and other service marks may have significant value and are important to the marketing of its restaurants and products. All are registered with the United States Patent Office. The Company has applied to register "Arthur Treacher's Seafood Grille" as a service mark. The Company's principal "Arthur Treacher's" and "Arthur Treacher's Fish and Chips" service marks are subject to renewal for 10 year periods upon application to the United States Patent Office in 2007. The other service marks are subject to renewal for 10 year periods on various dates between 1999 and 2001. Upon expiration of each period, the marks may be renewed for successive 10 year periods. There can be no assurance, however, that the Company's trade and service marks do not, or will not, violate the proprietary rights of others, that the Company's trade and service marks would be upheld if challenged or that the Company would not be prevented from using its trade or service marks. Any of the aforementioned instances could have a material adverse effect on the Company and its franchisees. The Company's trade and service marks have not been and are not subject to any material challenges and the Company has acted to vigorously defend the marks in several isolated instances where alleged infringement has occurred. The Company is aware of two restaurants in the New York metropolitan area which infringed on the Company's service mark in 1996, each of which ceased such infringement upon demand by the Company.

The Company utilizes a proprietary batter mix in connection with the preparation of its seafood products. There can be no assurance that such recipe will not be copied by a competitor and that the Company's business will not be adversely affected.

Item 2.   Description of Property.

The Company's principal executive offices are located at 7400 Baymeadows Way, Jacksonville, Florida 32256 (904-739-1200). The Company rents its 7,600 square feet of headquarters space for an annual rent of approximately $134,000 pursuant to a lease which expires in 2001. The Company believes that its headquarters space is adequate for its proposed expansion.

The Company's 63 restaurants include 32 restaurants located in premises leased by the Company, 30 located in premises leased by MIE, a wholly-owned subsidiary of the Company, and one in a property owned by MIE. In addition, with respect to five leases, the Company either guarantees the obligations of franchisees or leases the properties and subleases them to franchisees. The Company's free standing restaurants are each approximately 2,000 square feet and the Company's restaurants located in malls are each approximately 400 to 1,100 square feet.

The leases have remaining terms ranging from one to 16 years. Many of the leases contain renewal options for periods of five to 10 years. The Company is reviewing whether to continue to operate any marginal restaurants acquired in the MIE Acquisition and to renegotiate the terms of each restaurant lease upon the expiration of each lease. The following chart sets forth the expiration dates of the terms of (i) the leases of Company owned restaurants, and (ii) the Company's leases which are subleased to franchisees and leases of franchisees which are guaranteed by the Company.

                                  Leases Subject
                                  to Guarantees
  Number of Leases                 or Subleases             Expiration Date
  ----------------                 ------------             ---------------
         6                               0                      1997
         4                               1                      1998
         7                               0                      1999
         3                               1                      2000
        14                               0                      2001
        11                               2                      2002
        13                               0                      2003
         7                               1                      2004
         3                               0                      After 2004

Item 3.   Legal Proceedings

In the normal course of the Company's business, certain actions may be filed against the Company for which the Company and its legal counsel, do not believe would warrant any merit. Such actions may prove to be meritorious and could result in settlements which could materially and severely affect the financial condition of the Company. The Company is involved in various other claims and legal actions arising in the ordinary course of business. As of June 30, 1997, the Company has not made any provisions for any actions, including the action discussed below. There can be no assurance that any actions against the Company would be resolved in favor of the Company nor that such actions would be dismissed.

ATAC Corporation and Patrick Cullen v. Arthur Treacher's, Inc. and James Cataland, Case No. 1:95CV 1032, in the U.S. District Court, Northern District, Ohio Eastern Division

On November 16, 1994, the Company terminated the agency agreement of a Regional Development Representative, ATAC Corporation, on the grounds that the agent breached the agreement by assigning the agency agreement to a third party without the consent of the Company. On May 9, 1995, ATAC filed the above lawsuit; however, ATAC did not inform the Company of the lawsuit (via service of process as prescribed by the Ohio Rules of Civil Procedure). ATAC seeks a minimum of $2,750,000 in compensatory damages and $6,000,000 in punitive damages.

On August 31, 1995, ATAC's counsel informed the Company that a lawsuit has been filed. ATAC alleges that the Company terminated the contract without cause, tortiously interfered with other business relationships, wrongful conversion of the territory, restraint of trade and price-fixing, breach of contract, fraud, RICO and conversion. The Company has filed a partial motion on the pleadings to dismiss James Cataland, Sr. and William Saculla from the lawsuit. The Company has also filed a Motion for Judgment on the Pleading which requests the court to dismiss all claims. If successful, ATAC will only be allowed to proceed under a breach of contract theory.

The Company believes that the lawsuit is an attempt by plaintiffs to regain the territory by forcing the Company to defend expensive litigation at significant expense and that the plaintiffs' claims are without merit. The Company has filed a counterclaim against ATAC seeking a Declaratory Judgment that ATAC does not have a service contract with the Company in certain areas which the Company does business, that ATAC has committed breach of contract and that the Company is entitled to indemnification for previous lawsuits which have occurred because of the actions of ATAC on behalf of the Company.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations of financial position.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not Applicable.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     The following table sets forth the high and low prices for the periods indicated as reported by the National Daily Quotation Service, Inc. between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. As of September 19, 1997, the closing bid price was $3.125 per share.

                                     Low                      High
                                     ---                      ----
1996 Fiscal Year:

First Quarter                       0.500                     1.063
Second Quarter                      0.375                     0.906
Third Quarter                       0.250                     0.875
Fourth Quarter                      0.500                     3.125

1997 Fiscal Year:

First Quarter                       2.000                     3.375
Second Quarter                      3.000                     3.375
Third Quarter                       3.000                     3.875
Fourth Quarter                      3.000                     3.313

     The Common Stock is recorded on the NASD Bulletin Board with the symbol ATCH. As of June 30, 1997, the number of record holders of the Company's Common Stock was 565.

     Dividends

     To date, the Company has not paid any dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Series A Preferred Stock. The amount of accumulated and unpaid dividends on the Series A Preferred Stock was approximately $96,000 as of June 30, 1997.

     In conjunction with the acquisition of MIE, the former owners of MIE (Magee) and the Company amended the terms of the Series B Preferred Stock and agreed that no dividends would accumulate on such Preferred Stock after November 30, 1996. The Company also agreed to pay Magee an amount equal to the accrued dividends on the Series B Preferred Stock through November 30, 1996 (which was $390,417) in full on September 1, 1998. In addition, the 490,000 outstanding shares of Series B Preferred Stock are now allowed to be convertible at the auction of the holder or the Company at any time, and the conversion rate was increased so that Magee will receive 765,625 shares of Common Stock upon conversion for no additional consideration. The Company has not determined when it will require conversion of the Series B Preferred Stock into Common Stock.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

This Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Registration Statement.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995.

     Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competitive products, pricing and acceptance of the Company's products.

Overview

The Company's principal sources of revenues are from the operations of the Company owned restaurants and the receipt of royalties from franchisees. The Company's cost of sales includes food, supplies and occupancy costs (rent and utilities at Company owned stores). Operating expenses include labor costs at the Company owned stores and advertising, marketing and maintenance costs. Franchise services and selling expenses include fees payable to regional representatives and their expenses and the salary of the Company's Director of Franchise Services. General and
administrative expenses include costs incurred for corporate support and administration, including the salaries and related expenses of personnel at the Company's headquarters in Jacksonville, Florida (except the Director of Franchise Services), the costs of operating the headquarters offices (rent and utilities) and certain related costs (travel and entertainment).

Results of Operations

The following discussion includes the following periods: (i) the fiscal year ended June 30, 1997 ("Fiscal 1997") and (ii) the fiscal year ended June 30, 1996 ("Fiscal 1996") and the fiscal year ended June 30, 1995 ("Fiscal 1995"). The financial results of the Company have been audited as of the full fiscal years ended June 30, 1997, June 30, 1996 and June 30, 1995. Fiscal 1997 reflects the operation of MIE as of November 27, 1996 (the date of consummation of the acquisition).

Fiscal 1997 and Fiscal 1996

The Company's revenues increased 126% to $17,775,659 for Fiscal 1997 compared to Fiscal 1996. This increase was primarily driven by the Company's acquisition of MIE, an operator of 32 Arthur Treacher's Fish & Chips restaurants, which generated revenue of approximately $8,400,000 and the purchase or assumption of nine additional franchise restaurants. Comparable store sales for restaurants operated a minimum of 12 months increased 1.13% in Fiscal 1997 compared to the Fiscal 1996. The increase in revenues was also stimulated by new marketing campaigns, new menu promotion items such as scallops, oysters and popcorn shrimp and an aggressive approach to retain quality restaurant management.

The most significant increase from revenues came from restaurant sales, which increased 155% to $16,934,481 in Fiscal 1997 compared to $6,648,564 in Fiscal 1996. Franchise and royalty income decreased 44% to $484,885 in Fiscal 1997 primarily because of the acquisition of 41 franchised restaurants.

The Company's total cost and expenses excluding depreciation and amortization and interest increased 122% to $19,033,592 for Fiscal 1997 compared to Fiscal 1996. Approximately $544,000 of the increase resulted from settlements of lawsuits, lease cancellations and start-up cost associated with the Seafood Grille concept in the Detroit market. With the addition of 41 Company-owned restaurants, including 32 purchased from MIE, total costs and expenses increased compared to Fiscal 1996, although total cost as a percentage to sales declined 1.75% from Fiscal 1996.

Regional representative fees, which are included in operating expenses are based on the number of representatives and the amount of royalty income from franchisees in a representative's region. Such fees declined compared to Fiscal 1996 in conjunction with the purchase of 41 franchise restaurants. Each representative acted as the Company's exclusive agent in a designated territory to market and supervise individual franchisees and to sell franchise opportunities. Each representative received 50% of the royalties received by the Company under each franchise agreement and $9,000 of the $19,500 initial franchise fee paid by each franchisee in such territory. The Company has two remaining regional representatives but the development of the regional representative program has been discontinued by the Company.

Cost of sales from restaurant operations, which excludes occupancy and depreciation, declined by 3.2% in Fiscal 1997 compared to Fiscal 1996 primarily due to an aggressive effort to increase the Company's purchasing efficiencies by reducing contract prices with several major suppliers of fish, shrimp, chicken, potatoes and cooking oil.

General and administrative expenses increased to $2,050,734 for Fiscal 1997 compared to $1,097,350 for Fiscal 1996 as a result of the settlements of lawsuits, disputes regarding leases and fees related to a consulting agreement with the former Chief Executive Officer which became effective on June 1, 1996. These expenses totaled approximately $681,000 in Fiscal 1997, which included approximately $137,000 to the former Chief Executive Officer.

Interest expense for Fiscal 1997 was $163,130 compared to $168,513 in Fiscal 1996. Although total outstanding debt increased, the decrease in interest expense was a function of improved interest rates on new debt with respect to recent acquisitions of restaurants.

Depreciation and amortization increased to $724,968 in Fiscal 1997 from $290,120 in Fiscal 1996. This increase was primarily caused by the increase in fixed assets from the acquisition of restaurants.

As a result of the foregoing, particularly the increase in general and administrative expenses, the Company's net loss was $2,079,022 in Fiscal 1997 compared to a loss of $1,154,340 in Fiscal 1996.

On May 23, 1997 the Internal Revenue Service accepted the Company's proposal of payment of $20,000 and the forfeiture of $1,180,064 of the Company's net operating loss for the period prior to 1992 and removed all restrictions relative to the use of the Company's remaining net operating losses for the tax periods prior to 1992 and all subsequent net operating losses. As a result of this agreement, the Company determined it has additional deferred tax assets of $1,025,088 related to net operating loss carry forwards. This entire amount was recorded during 1997 and has been offset by an increase in the valuation allowance.

Fiscal 1996 and Fiscal 1995

The Company's revenues increased to $7,877,910 in Fiscal 1996 from $7,218,455 in Fiscal 1995, an increase of 9%. The most significant increase was in sales at Company owned restaurants, where revenues increased 18% to $6,648,564 in Fiscal 1996. Although the number of Company owned stores increased from 23 at the ended of Fiscal 1995 to 24 at the end of Fiscal 1996, revenues at

Company owned stores increased principally through the purchase of six restaurants from franchisees which, in the aggregate, had substantially higher sales than the aggregate sales of the three Company owned stores that were closed and the one Company owned store that was sold to a franchisee in Fiscal 1996. Franchise and royalty income declined 22% to $861,867 in Fiscal 1996 primarily because of the reduction in the number of franchised restaurants from 123 at the end of Fiscal 1995 to 103 at the end of Fiscal 1996.

The Company's total costs and expenses, excluding interest, increased 16% to $8,863,737 in Fiscal 1996. The cost of sales, including occupancy, except depreciation, at Company owned stores increased 16% to $3,856,776 in Fiscal 1996. As a percentage of Company owned restaurants' sales, the cost of sales, including occupancy, except depreciation, decreased from 59% in Fiscal 1995 to 58% in Fiscal 1996. The Company's operating expenses increased 5% to $3,619,491 in Fiscal 1996. As a percentage of revenues, operating expenses decreased from 48% in Fiscal 1995 to 46% in Fiscal 1996. Fees payable to regional representatives declined in conjunction with the decline in revenues from franchisees. The Company's general and administrative expenses increased 56% to $1,097,350 in Fiscal 1996 compared to Fiscal 1995. As a percentage of revenues, general and administrative expenses increased to 14% in Fiscal 1995 from 10% in Fiscal 1996 as a result of settlements of lawsuits and disputes regarding leases.

Interest expenses for Fiscal 1996 also increased to $168,513 from $101,818 in Fiscal 1995 as a result of increased payments to Bank One, the restructuring of lease obligations and interest payable on promissory notes issued in connection with the purchase of restaurants from franchisees and restructuring of lease obligations.

Depreciation and amortization increased 69% to $290,120 in Fiscal 1996 as a result of the acquisition of the five new Company owned stores and costs associated with the closing of three Company owned stores. The Company also did not benefit from any net operating loss carry forward in Fiscal 1996.

As a result of the foregoing, the Company's net loss increased to $1,154,340 in Fiscal 1996 from $389,998 in Fiscal 1995.

Liquidity and Capital Resources

The Company has financed its operations principally from revenues derived from Company owned stores and royalty income from franchisees, private placements of equity and a line of credit from a bank. The Company's current liabilities exceeded its current assets by $599,694 at June 30, 1997 compared to $1,252,796 at June 30, 1996. The Company had cash and short-term investments of $867,847 at June 30, 1997 compared to $990,683 at June 30, 1996. Particularly before the installation of new management and change in control in June 1996, operating losses caused the Company to suffer liquidity problems, which included the Company's inability to make certain lease and note payments when due. The Company became in arrears with respect to certain leases because of poor performance by stores in those locations. The Company had also incurred indebtedness in connection with (i) the conversion of past due amounts under certain leases to indebtedness and (ii) the repurchase of certain franchises, but several of such restaurants were unable to generate sufficient revenues to repay the indebtedness.

In order to increase its working capital and alleviate such liquidity problems, the Company sold 3,042,463 shares of Common Stock in a private placement for aggregate gross proceeds of $1,873,552 from June through September 1996 (the "June Private Placement") and sold 3,163,911 shares of Common Stock in a private placement for aggregate gross proceeds of $5,631,761 in November and December 1996 (the "November Private Placement"). The Company utilized approximately $400,000 of the proceeds of the June Private Placement to provide collateral to Bank One as security for the then outstanding indebtedness of $750,000, approximately $350,000 to satisfy trade payables that were outstanding as of June 1, 1996, approximately $250,000 to fund losses from operations, approximately $166,000 for expenses incurred in connection with the offering and the change of control of the Company through the hiring of Mr. R. Frank Brown, approximately $125,000 for advertising and public relations and the costs associated with the hiring of new management personnel, approximately $105,000 for (i) the repayment of notes due former franchisees who had sold restaurants to the Company and (ii) lease obligations, approximately $142,000 for accounting and legal expenses incurred in conjunction with and after the private placement and with respect to the defense of ongoing litigation and approximately $78,000 for placement fees in connection with the private placement. See "Certain Transactions."

The Company used $2,250,000 of the proceeds of the November Private Placement for the cash portion of the purchase of MIE. The Company anticipates that (i) an improvement in the operations of the stores purchased from MIE, which contributed revenues of approximately $8,400,000 for Fiscal 1997, (ii) revenues which may be generated from Company owned stores which the Company plans to open in MIE's former territory and (iii) the additional franchise fees and royalty income from additional franchises to be sold in such states will each have a positive impact on liquidity.

The Company used $355,000 of the proceeds of the November Private Placement to satisfy its remaining obligations to Bank One The Company has also utilized the proceeds of the November Private Placement for restaurant renovations to expand the Seafood Grille concept, acquisition of restaurants and settlements of past due amounts to certain landlords and settlement of certain litigation. The Company is now current regarding lease payments on all of its restaurant leases.

The Company anticipates that it will need additional capital to fund investments in capital expenditures related to the Seafood Grille concept. The Company expects to spend approximately $2,000,000 through June 30, 1998 to develop the Seafood Grille concept in additional markets in the United States. The Company also expects to spend approximately $1,000,000 in working capital to renovate its existing Company owned restaurants to selectively introduce the Seafood Grille concept.

For Fiscal 1997, the Company experienced negative cash flow resulting primarily from start-up expenses related to the introduction of the Seafood Grille concept into the Detroit marketplace, legal and lease obligation settlements, integration expenses related to the acquisitions of M.I.E. and other restaurants. The Company believes the costs incurred in the development of the Seafood Grille concept will enable the Company to re-position itself in the marketplace for quick service restaurants, as the Company can emphasize its broiled food products.

The management of the Company has reduced certain costs since the change of control in June 1996 and continues to seek opportunities to reduce the Company's operating costs. Since March 30, 1997, Management of the Company has reduced its administrative staff and has reassigned various middle management positions to yield a cost savings of approximately $275,000 annually. Since June 30, 1996, the Company has changed suppliers and distributors to further reduce costs. In addition to these measures, management has also initiated a menu price increase of approximately four percent. The increase in prices was the Company's first in three years.

The Company believes that its current cash resources, cash flow from operations, cost savings (including equipment leasing opportunities and new supplier relationships) and the anticipated proceeds from the proposed sale of real estate at one location will be sufficient to adequately fund its current working capital needs through the fiscal year commencing July 1, 1997, although additional financing may be required for all planned capital expenditures. In the event that the Company needs additional working capital to finance its operations or capital expenditures, the Company believes it could meet its needs through either additional borrowings or the sale of additional equity, although there can be no assurance that the Company would be successful in obtaining any such financing, or on what terms such transactions could be effected.

Item 7.   Financial Statements.

     The financial statements are filed as part of this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants.

     By unanimous vote of the Board of Directors on March 27, 1997, KPMG Peat Marwick LLP was ratified as the Company's new principal independent accountants. The Company has not had any disagreements regarding the presentation of its financial statements or the application of any Generally Accepted Accounting Principles with its former accountants.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

      Name                    Age                  Position
      ----                    ---                  --------
Bruce R. Galloway             39             Chairman of the Board

R. Frank Brown                48             President, Chief Executive Officer,
                                                Treasurer and Director

Skuli Thorvaldsson            55             Vice Chairman of the Board

Fred Knoll                    41             Director (Designee)

Heinz Schimmelbusch           53             Director (Designee)

Dennis S. Bookshester         58             Director (Designee)

William F. Saculla            45             Secretary


Directors

Bruce R. Galloway. Mr. Galloway has been Chairman of the Board of Directors since May 1996. Mr. Galloway is currently a managing director of Burnham, the placement agent in the November Private Placement, an NASD Broker/Dealer and investment bank based in New York. Prior to joining Burnham in 1993, Mr. Galloway was a senior vice president at Oppenheimer & Company, an investment bank and NASD Broker/Dealer based in New York, from 1991 through 1993. Mr. Galloway holds a B.A. degree in Economics from Hobart College and an M.B.A. in Finance from New York University's Stern Graduate School of Business.

R. Frank Brown. Mr. Brown has served as President, Chief Executive Officer, Treasurer and Director since May 1996. From May 1995 to May 1996, Mr. Brown worked as a consultant to an investment group associated with the Company. Prior to working for the Company, Mr. Brown was associated with Shoney's and Captain D's. From August 1992 to May 1995, he operated, as a franchisee, two Shoney's restaurants in northern Utah. From November 1984 to August 1992, Mr. Brown was President of Captain D's. From August 1978 through November 1984, Mr. Brown held numerous positions within the Captain D's organization, including Group Vice President, Vice President of Franchise Operations, Director of Franchise Operations, Director of Personal and Training, Personal Recruiter and Unit Manager. Mr. Brown is a 1972 Graduate of Purdue University, where he received a B.A. degree in Psychology.

Skuli Thorvaldsson. Mr. Thorvaldsson has been Vice Chairman of the Board of Directors since May 1996. Mr. Thorvaldsson has been the Chief Executive Officer of the Hotel Holt in Iceland since 1980. Since 1992, Mr. Thorvaldsson has been the President of NTS Financial Services, Ltd. Mr. Thorvaldsson has various diversified interests in food court services, travel agency and pork processing. He is also a master franchisee of Domino's Pizza in Scandinavia. Mr. Thorvaldsson is a director of Allied Resources Corp. Mr. Thorvaldsson graduated from the Commercial College of Iceland and the University of Barcelona. Mr. Thorvaldsson received his Degree in Law from the University of Iceland.

Fred Knoll. Mr. Knoll is a Director designee of the Company. Since 1987, he has been the principal of Knoll Capital Management, L.P., a venture capital firm specializing in the information technology industry. From 1989 until 1993, Mr. Knoll was Chairman of the Board of Directors of Telos Corporation (formerly C3 Inc.), a computer systems integration company with approximately $200 million in annual sales. From 1985 to 1987, Mr. Knoll was an investment manager for General American Investors, responsible for the technology portfolio, and served as the United States representative on investments in leveraged buyouts and venture capital for Murray Johnstone, Ltd. of Glasgow, Scotland. Mr. Knoll is the Chairman of the Board of Thinkings Tools Inc. and of Lamar Signal Processing Ltd., and he is a director of numerous companies including Spradling Holdings Ltd. and U.S. Energy Systems Inc. Mr. Knoll is on the Board of Advisors of SRI International (the European division of Stanford Research Institute) and is a co-manager of the Valor Capital Management and Valor International public stock funds. Mr. Knoll holds a B.S. in Electrical Engineering and Computer Science and a B.S. in Management from Massachusetts Institute of Technology and an M.B.A. from Columbia University in Finance and International Business.

Heinz C. Schimmelbusch. Mr. Schimmelbusch is a Director designee of the Company. He is Chairman, President and Chief Executive Officer of Allied Resource Corporation ("Allied"), a company founded by Mr. Schimmelbusch in 1994 to develop companies active in mining, advanced materials and recycling. Mr. Schimmelbusch is also Chairman of Alanx Corporation, a producer of composite ceramics for wear solutions; Chairman and Chief Executive Officer of Puralube, Inc., which is commercializing an advanced process for re-refining used oil; and a Director of Northfield Minerals Inc., a gold mining and exploration company listed on the Toronto Stock Exchange. Mr. Schimmelbusch has been a Director of Safeguard Scientific Corporation, a company whose shares are listed on the New York Stock Exchange, since 1989. Prior to 1994, Mr. Schimmelbusch was Chairman of the Management Board of Metallgesellschaft AG, Germany, a multinational company in the process industries, and Chairman of the Supervisory Board of LURGI AG, Germany's leading process engineering firm; of Buderus AG, a leading manufacturer of commercial and residential health equipment; of Dynamit Nobel AG, a leading manufacturer of explosives; and Norddeutsche Affinerie AG, Europe's largest copper producer. Mr. Schimmelbusch also served on the Boards of several leading German Corporations and institutions, including Allianz Versicherungs AG, Munich; Philipp Holzmann AG, Frankfurt; Mobil Oil AG, Hamburg; Teck Corporation, Vancouver; and others. Mr. Schimmelbusch has been the founder and Chief Executive Officer of a number of public companies in process industries, including: Inmet Corporation, Toronto, Canada (formerly Metall Mining Corporation); Methanex Corporation, Vancouver, Canada; and B.U.S. Umweltservice AG, Frankfurt,

Germany. Mr. Schimmelbusch served as a Member of the Presidency and Chairman of the Environmental Division of the German Industrial Association (BDI) and represented Germany on the Executive Board of the International Chamber of Commerce, Paris, where he held the office of Vice President. Mr. Schimmelbusch received his graduate degree (with distinction) and his doctorate (magna cum laude) in Economics from the University of Tubigen, Germany.

Dennis S. Bookshester Mr. Bookshester is a Director designee of the Company. Since 1991, he has been a business consultant. In January 1997, he became President and Chief Executive Officer of H20 Plus, LLP. From 1990 through 1991, he served as President and Chief Executive Officer of Zale Corporation. From 1984 through 1989, he served as Vice Chairman of Carson Pirie Scott & Company and as Chairman and Chief Executive Officer of its retail division. From 1983 through 1984, he served as the President and Chief Executive Officer of the Department Stores Division of Carson Pirie Scott & Company. From 1977 through 1983, he held various executive positions with Associated Dry Goods Corporation, where he served as President of its Caldor, Inc. subsidiary from 1982 through 1983, as Chairman and Chief Executive Officer of Sibley, Lindsay and Curr Division from 1978 through 1982 and as President of such division from 1977 through 1978. From 1961 through 1977 he was with Federated Department Stores, Inc. where he became Senior Vice President of Merchandising. Mr. Bookshester is a Director of Evans, Playboy Enterprises Inc., AMRE, Fruit of the Loom, Sundance Homes, American Gem Corporation and the University of Chicago Council for the Graduate School of Business. Mr. Bookshester received his B.S. degree from the University of Alabama in 1960.

William F. Saculla. Mr. Saculla has served as Secretary of the Company since 1984. Mr. Saculla is responsible for the Company's financial reporting activities and internal controls. Mr. Saculla earned a B.S. degree in Accounting from Youngstown State University in 1978.

Each Director is elected to serve until the Company's next annual meeting of Shareholders and until his successor is duly elected and qualified. There are no agreements with respect to the election of directors. Executive officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Director designees have agreed to become members of the Board of Directors upon the Company obtaining Director and Officer liability insurance. The Company has requested bids for such insurance to several insurance companies and will obtain such insurance upon acceptance of a bid.

Other Key Employees

Michael D. Proulx, Director of Franchise Services. Mr. Proulx has served as Director of Franchise Development since January 1994. He was the owner of a Company franchise from December 1992 through August 1996, when it was purchased by the Company. Prior to October 1992, Mr. Proulx was a Commissioned Officer serving as a Pilot and Intelligence Officer in the United States Army with assignments that included that of Company Commander, Airfield Commander and Brigade Operations Officer. Mr. Proulx is a 1973 graduate of Cornell University where he received a B.S.

degree in Economics. Mr. Proulx also received an M.S. degree in International Relations from Troy State University in 1988.

Jana Williams, Director of Marketing. Ms. Williams rejoined the Company as the Director of Marketing in June 1996. Prior to this, Ms. Williams was the Marketing and Media Coordinator for the Company from December 1993 to January 1996. From January 1996 to June 1996, she was an Account Coordinator at Harte Hanks Direct Marketing. From January 1992 to June 1993, Ms. Williams served as a Convention Coordinator for Technol Medical Products, Inc., in Fort Worth, Texas. From May 1986 through January 1992, she served as Women's Services Specialist for the Team Bank in Dallas, Texas. Ms. Williams is a 1990 graduate of the University of Texas, Arlington where she earned a B.A. in Marketing.

Committees

In  December  1996,  the Board of  Directors  formed the  following  committees:
Executive, Compensation and Audit. The Board of Directors elected Frank Brown, Bruce Galloway and Skuli Thorvaldsson to the Executive Committee. The Compensation Committee of the Board of Directors was formed to review the Company's executive compensation proposals, subject to the approval of the Board of Directors. The Compensation Committee is composed of Dennis Bookshester, Skuli Thorvaldsson and Bruce Galloway. The Audit Committee was formed to advise the Board in matters relating to the audit of the Company's financial statements and the Company's financial reporting systems. The Board elected Messrs. Bruce Galloway, R. Frank Brown, Skuli Thorvaldsson, William Saculla, the Company's Secretary, and George Koo, an independent advisor to the Company, as members of the Audit Committee.

In addition, the International Advisory Committee was formed to advise the Board of Directors regarding international operations and expansion opportunities, although without the power to obligate the Company. The Board selected Gudmundur Jonsson, David Baron, Valdimar Thomasson, Evan Binn, Gisly Martinsson, Lorie Karnath and Hans Rutkowski to the International Advisory Committee.

Item 10.  Executive Compensation.

     The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 1997, 1996 and 1995.

(a) Summary Compensation Table

                                                                                                       Long-Term Compensation

                                                 Annual Compensation                                  Awards Payouts    Payouts
                                ---------------------------------------------------                   --------------    -------
Name and                                                  Other Annual   Restricted     Securities         LTIP        All Other
Principal Position     Year     Salary          Bonus     Compensation   Stock          Underlying         Payouts     Compensation
                                                                         Award(s)       Options/SARs
R. Frank Brown         1997     $125,000.00     0.00      $0.00          0.00           20,000             $0.00            0
President, CEO,                                                                         shares of
Treasurer                                                                               Common Stock

                       1996      $10,025.00     0.00      $0.00          0.00           700,000            $0.00            0
                                                                                        shares of
                                                                                        Common Stock

                       1995           $0.00     0.00      $0.00          0.00                0             $0.00

(b)  Option/SAR Grants in Last Fiscal Year

                              Number of Securities         Percent of total
                              Underlying Options/SARs      options/SARs granted to
Name                          granted                      employees in fiscal year     Exercise or base price       Expiration Date
R. Frank Brown (1)            20,000 shares of Common      100%                         $3.37                        2002-2005
                              Stock

----------
(1) 25% of the options vest each year over a period of four years commencing March 27, 1997 and are exercisable for five years after vesting.

(c) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                     Shares acquired on                          Number of Unexercised             Value of unexercised in-the-money
Name                 exercise               Value Realized       options/SARs at June 30, 1996     options/SARs at June 30, 1997
R. Frank Brown(1)    0                      0                    720,000 options                   $192,500 Exercisable,
                                                                                                   $770,000 Unexercisable

                                                                 145,000 Exercisable
                                                                 575,000 Unexerciseable

----------
(1) 25% of the options for 20,000 vest each year over a period of four years commencing March 27, 1997 and are exercisable for five years after vesting. 20% of the options for 700,000 shares vest each year over a period of five years commencing June 1, 1997 and are exercisable for five years after vesting.

(d) Long-Term Incentive Plans -- Awards in Last Fiscal Year

                                                                                         Estimated future payouts under
                                                                                           non-stock price based plans
                         Number of shares,       Performance or other period     -------------------------------------------------
Name                     units or other rights   until maturation or payout      Threshold               Target            Maximum
R. Frank Brown(1)        20,000                  March 1997-March 2001              N/A                    N/A               N/A

----------
(1) 25% of these options vest each year over a period of four years commencing March 27, 1997 and are exercisable for five years after vesting.

Mr. R. Frank Brown has executed an employment agreement with the Company which provides for a salary of $125,000 per year for a term of two years commencing June 1, 1996. The agreement is renewable annually for additional one year terms. Pursuant to the employment agreement, the Company granted Mr. Brown options to purchase an aggregate of 700,000 shares of Common Stock, with an exercise price of $1.375 per share with respect to 350,000 shares and an exercise price of

$2.125 per share with respect to 350,000 shares. 20% of these options vest each year over a period of five years commencing June 1, 1997 and are exercisable for five years after vesting. In the event that Mr. Brown's employment contract is not renewed, he will only be entitled to exercise those options which have vested as of the date of termination. In March 1997, Mr. Brown received options to purchase 20,000 shares of Common Stock at a purchase price of $3.37 per share. 25% of these options vest each year over a period of four years commencing March 27, 1997. The Company has also purchased $1,000,000 of key man life insurance on Mr. Brown, of which the Company is the beneficiary. Ownership of the policy will be assigned to Mr. Brown upon termination of Mr. Brown's employment. Mr. Brown also receives a car allowance of $600 per month.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of September 15, 1997 with respect to officers, directors and persons who are known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Shareholder                                        Shares            Percentage
--------------------------------------------------------------------------------
Bruce R. Galloway(1)                             1,812,334              11.7
Lifeyrissjodur Austurlands                       1,179,875               8.2
Skuli Thorvaldsson(2)                            1,172,666               8.0
Evan Binn and Ronna Binn(3)                        925,094               6.4
Fred Knoll (4)                                     843,916               5.9
Liferissjodur Vestmannaeyinga                      823,125               5.7
Lifeyrissjodurinn Hlif                             821,875               5.7
AFC Enterprises, Inc.(5)                           776,666               5.4
Magee Industrial
  Enterprises, Inc.(6)                             765,625               5.1
R. Frank Brown(7)                                  195,000               1.3
Heinz Schimmelbusch(8)                              76,668               0.5
William Saculla(9)                                  18,000               0.1
Dennis Bookshester(10)                              10,000               ---

Officers and Directors as a Group(11)            4,128,584              26.5%

Total Outstanding Shares (12)                   14,399,248

Notes

(1)  Mr. Bruce R. Galloway is the Chairman of the Board of the Company. Includes
     (i) warrants to purchase 430,000 shares of Common Stock at a purchase price of $1.51, which warrants are exercisable through May 31, 2001, (ii) warrants to purchase 250,000 shares of Common Stock which are exercisable at an exercise price of $3.00 per share through December 31, 2001 and (iii) warrants to purchase 5,000 shares of Common Stock which are exercisable at an exercise price of $3.37 per share through March 27, 2002. Does not include warrants to purchase 15,000 shares of Common Stock at an exercise price of $3.37 per share for five years, 5,000 of which vest each year commencing March 27, 1998.

(2) Includes (i) warrants to purchase 250,000 shares of Common Stock at a purchase price of $1.51, which warrants are exercisable through May 31, 2001, (ii) warrants to purchase 50,000 shares of Common Stock which are exercisable through January 9, 1997 at an exercise price of $3.00 per share and (iii) warrants to purchase 5,000 shares of Common Stock which are exercisable at an exercise price of $3.37 per share through March 27, 2002. Does not include warrants to purchase 15,000 shares of Common Stock at an exercise price of $3.37 per share for five years, 5,000 of which vest each year commencing March 27, 1998. Includes 867,666 shares of Common Stock owned by NTS Financial Services, Inc., of which Mr. Thorvaldsson is President.

(3) Includes warrants to purchase 50,000 shares of Common Stock owned by Mr. and Mrs. Binn, which warrants are exercisable at a purchase price of $1.51 per share through May 31, 2001.

(4) Mr. Fred Knoll, a Director designee of the Company, owns warrants to purchase 10,000 shares of Common Stock at an exercise price of $3.37, which warrants are exercisable through March 27, 2002. Includes 833,916 shares of Common Stock owned by Knoll Capital Management, Inc., of which Mr. Knoll is the sole shareholder.

(5)  Includes  warrants to purchase  100,000 shares of Common Stock owned by Mr.
     Andrew  Catapano,   President  of  AFC   Enterprises.   Such  warrants  are
     exercisable at a purchase price of $1.51 per share through May 31, 2001.

(6) Gives effect to the conversion of 490,000 shares of Series B Preferred Stock into 765,625 shares of Common Stock for no additional consideration.

(7) Mr. R. Frank Brown is the President, Chief Executive Officer, Treasurer and a Director of the Company. Includes 140,000 options granted which have vested but does not include 560,000 options granted which have not vested pursuant to Mr. Brown's employment agreement to purchase an aggregate of 700,000 shares of Common Stock, with an exercise price of $1.375 per share with respect to 350,000 shares and an exercise price of $2.125 per share with respect to 350,000 shares. 20% of such options vest each year for a period of five years commencing June 1, 1997. Includes warrants to purchase 5,000 shares of Common

     Stock which are exercisable at an exercise price of $3.37 per share through March 27, 2002. Does not include warrants to purchase 15,000 shares of Common Stock at an exercise price of $3.37 per share for five years, 5,000 of which vest each year commencing March 27, 1998

(8) Mr. Heinz Schimmelbusch, a Director designee, disclaims beneficial ownership of 133,334 shares of Common Stock held in trust for his children. Includes warrants to purchase 10,000 shares of Common Stock which are exercisable through March 27, 2002 at an exercise price of $3.37 per share.

(9) Mr. William Saculla is the Secretary of the Company. Includes options to purchase 3,000 shares of Common Stock at a price of $2.65 per share through August 31, 2002. Does not include options which have been granted but have not vested to purchase 12,000 shares of Common Stock at a price of $2.65 per share. 20% of such options vest for a period of five years commencing September 1, 1998.

(10) Includes warrants to purchase 10,000 shares of Common Stock which are exercisable through March 27, 2002 at an exercise price of $3.37 per share.

(11) Involves 66,668 shares of Common Stock and warrants to purchase 30,000 shares of Common Stock owned by Directors designees.

(12) Gives no effect to the issuance of any shares of Common Stock upon the exercise of any outstanding options or warrants, including: (i) 1,335,000 shares of Common Stock upon the exercise of currently exercisable warrants with an exercise price of $1.51 per share, (ii) 400,000 shares of Common Stock upon the exercise of currently exercisable warrants with an exercise price of $3.00 per share, (iii) 316,391 shares of Common Stock upon the exercise of currently exercisable warrants issued to the placement agent of the November Private Placement, with an exercise price of $3.30 per share,
     (iv) 110,000 shares of Common Stock issuable to employees of the Company other than Mr. Brown for an exercise price of $2.65, which vest over a period of five years commencing September 1, 1997, (v) 5,000 other warrants with an exercise price of $3.00 per share exercisable through January 31, 2002, and (vi) 700,000 shares of Common Stock issuable upon the exercise of options which vest over a period of five years issued to Mr. Brown, and the issuance of 862,514 shares of Common Stock upon conversion of all of the outstanding shares of Series A and Series B Preferred Stock.

     Magee Industrial Enterprises is the sole owner of the 490,000 shares of Series B Preferred Stock which is convertible into 765,625 shares of Common Stock. Twenty shareholders, none of whom are affiliated with the Company, own all of the 89,200 outstanding shares of Series A Preferred Stock, which are convertible into 96,889 shares of Common Stock.

Item 12.  Certain Relationships and Related Transactions.

On May 31, 1996, Mr. James R. Cataland sold 2,000,000 shares of Common Stock to an investor group led by Mr. Bruce Galloway, the Company's Chairman of the Board, for an aggregate sale price of $1,200,000. With respect to such 2,000,000 shares, Mr. Galloway purchased 416,667 shares, NTS Financial Services, LTD. (an affiliate of Mr. Thorvaldsson, the Company's Vice Chairman of the Board) purchased 416,666 shares, Lifeyrissjodurinnn Hilf (an Icelandic pension fund) purchased 546,875 shares, Heinz Schimmelbusch and members of his family purchased 200,000 shares and certain non-affiliates of the Company purchased the remaining 419,792 shares. Contemporaneously with such sale, James A. Cataland and William Saculla resigned from the Board of Directors of the Company, Mr. Cataland resigned as President of the Company and Messrs. Galloway, Brown and Thorvaldsson were elected to the Board of Directors. Mr. Galloway paid $0.60 per share purchased from Mr. Cataland, but received no placement fee in connection therewith. Certain other purchasers of the balance of 2,000,000 shares of Common Stock from Mr. Cataland and 3,042,463 shares of Common Stock from the Company paid $0.64 per share. Of the $0.64 purchase price per share, $0.04 per share was paid as a placement fee to Mr. Galloway, and other broker/dealers, and Mr. Cataland and the Company received $0.60 per share from such investors. With respect to such private placement, approximately $40,000 in placement fees were paid to Mr. Bruce Galloway in his capacity as a placement agent. Upon the sale of his shares of Common Stock, Mr. Cataland was retained by the Company as a consultant under a consulting agreement. Under this agreement, Mr. Cataland receives a consulting fee of $100,000 per year, payable in bi-weekly installments for two years which commenced June 1, 1996.

On May 31, 1996, Messrs. Bruce Galloway, Skuli Thorvaldsson and Gudmundur Jonsson agreed to be jointly and severally liable for the Company's obligations to Bank One under a term loan in the original principal amount of $750,000 and Mr. Andrew Catapano, the President of AFC Enterprises (a principal shareholder of the Company) agreed to guarantee $187,500 of the Company's obligations. Upon repayment of the loan on December 2, 1996, the guarantees were terminated. In consideration for such guarantors providing the guarantees and providing approximately $170,000 to fund certain expenses in connection with the acquisition of Mr. Cataland's shares and the placement of the Company's Common Stock in May 1996, the Company issued 555,000 warrants to Mr. Galloway, 250,000 warrants to Mr. Thorvaldsson, 250,000 warrants to Mr. Jonsson and 100,000 warrants to Mr. Catapano. Such warrants are exercisable at a price of $1.51 for a period of five years through May 31, 2001.

On August 26, 1996, the Company purchased substantially all of the assets and selected liabilities of Proulx Properties, Inc., a corporation owned by Michael Proulx, the Company's Director of Franchise Services. The assets of the corporation consisted of a franchised restaurant located in Port Charlotte, Florida. The purchase price was 22,000 shares of Common Stock of the Company valued at $68,750. On the date of the transaction, the average of the Company's closing bid and asked prices was $3.125 per share.

On November 27, 1996 the Company purchased 100% of the common stock of its largest franchisee, MIE Hospitality, Inc. (MIE), whose operations include 32 restaurants in the midwest and northeast United States. The purchase price was $4,232,976 (calculated as $2,250,000 in cash, $1,139,563 in long-term debt assumed and $843,413, which represents the rights to acquire 275,625 shares of Company common stock for no consideration at a future date. As of the date of the acquisition, Magee was owned by 11 individuals and 10 trusts, all of whom are relatives or trusts for the benefit of relatives. None of such shareholders own more than 10% of the issued and outstanding stock of Magee. Harry M. Katerman, the owner of 8.8% of the stock of Magee is the President of Magee.

The $1,139,563 principal amount of remaining debt owed by MIE to Magee is evidenced by a promissory note (the "Magee Note") payable in 10 equal semiannual installments, with the first payment being due on June 1, 1998 and the final payment being due on December 1, 2002. The principal amount of the Magee Note bears interest at the rate of eight percent (8%) per annum, and interest is payable every six months commencing June 1, 1997. In the event of a closing of any financing by the Company in excess of $10,000,000, provided that the debt or equity financing which results in equaling or exceeding the aggregate gross proceeds of $10,000,000 is a debt or equity financing for gross proceeds of a minimum of $5,000,000 (other than any purchase money financing in connection with the acquisition of any assets) or the sale of all or substantially all of the capital stock of the Company or MIE, the balance of all outstanding principal and interest under the Magee Note shall be immediately due and payable.

The 490,000 shares of Series B Preferred Stock of the Company owned by MIE were transferred to Magee in connection with the Company's acquisition of MIE. The Series B Preferred Stock is convertible into 765,625 shares of Common Stock of the Company at the option of the Company commencing April 27, 1997. The Company agreed to pay Magee an amount equal to the accrued dividend on the Series B Preferred Stock of $390,417 through November 30, 1996 in full on September 1, 1998. Such obligation shall not bear interest and no dividends have accumulated on such Preferred Stock since November 30, 1996.

In connection with the November Private Placement, Bruce Galloway received $71,000 as selling commissions. Burnham, the placement agent of the November Private Placement, had agreed to pay Mr. Galloway, the Chairman of the Board of the Company and a Managing Director of Burnham, 20% of the cash compensation payable to Burnham in consideration for his services rendered in connection with the November Private Placement.

Effective January 10, 1997, the Company issued 250,000 warrants to Mr. Bruce Galloway, 100,000 warrants to Mr. George Koo (an advisor to the Board) and 50,000 warrants to Mr. Skuli Thorvaldsson. The warrants are exercisable for a term of five years at an exercise price of $3.00 per share. The warrants were issued for services rendered in connection with the acquisition of MIE and represented the reinstatement of 400,000 warrants previously issued to Mr. Galloway (with an exercise price of $0.60 per share) which had expired in August 1995.

Item 13.  Exhibits and Reports

     (a)  Exhibits

           3.1.1    *Registrant's Certificate of Incorporation

           3.1.2 *Agreement and Plan of Reorganization and First Addendum dated December 5, 1983

           3.1.3    *Certificate of Merger dated January 23, 1984

           3.1.4    *Articles of Merger dated January 27, 1984

           3.1.5 *Articles of Amendment to Articles of Incorporation dated January 27, 1984

           3.1.6    *Amendment  to Articles of  Incorporation  dated January 27,
                    1986

           3.1.7 *Articles of Amendment to Articles of Incorporation dated June 28, 1996

           3.2      *Registrant's Bylaws

           4.1      *Form of Common Stock Certificate

           4.2      *Certificate of Designation on Series A Preferred Stock

           4.3      *Certificate of Designation on Series B Preferred Stock

           10.1     *Purchase   Agreement  dated  May  31,  1996  between  James
                    Cataland and Registrant

                         Exhibits
                         --------
                         *Exhibit A - Option Agreement (See Exhibit 10.16) *Exhibit B - Consulting Agreement (See Exhibit 10.14)

                         Schedules
                         ---------
                         **Schedule A - States of Incorporation and
                           Qualification

                         **Schedule B - Financial Statements
                         **Schedule C - Taxes
                         **Schedule D - Contracts
                         **Schedule E - Accounts Receivable
                         **Schedule F - Litigation

                         **Schedule G - Conflicting Interests
                         **Schedule H - Leases **Schedule I - Franchises **Schedule J - Trademarks
                         **Schedule K - Payroll Register
                         **Schedule L - Employment Contracts
                         **Schedule M - Insurance Policies

           10.2 *Employment Agreement dated June 1, 1996 between R. Frank Brown and Registrant

           10.3 *Purchase Agreement dated November 27, 1996, between M.I.E. Hospitality and Registrant

                         Schedules
                         ---------
                         **Schedule 1       Notice of Target Inter-Company Debt

                         **Schedule 1(b)    Seller's  Distribution Schedule (See
                                            Exhibit 10.17)

                         **Schedule B       Qualifications       as      Foreign
                                            Corporations   in   Delaware,    New
                                            Jersey, New York

                         **Schedule 2(a)    Capital    Stock    Representations,
                                            Exceptions, etc.

                         **Schedule 2(b)    Exceptions   to  GAAP  and  Ordinary
                                            Course of Business  since  September
                                            30, 1996, etc.

                         **Schedule 2(c)    Disclosure of  Liabilities of M.I.E.
                                            Hospitality    Not    Disclosed   in
                                            Financial    Statements   or   Other
                                            Schedules

                         **Schedule 2(d)    Exceptions     to    Tax    Returns,
                                            Representations and Warranties

                         **Schedule 2(e)    List of assets owned or leased, etc.

                         **Schedule 2(f)    Exceptions    to    Usability    and
                                            Salability of Inventories

                         **Schedule 2(g)    Contracts, Notices, Defaults, etc.

                         **Schedule 2(g)(5) Insurance policies and bonds

                         **Schedule 2(g)(6) Banks

                         **Schedule 2(g)(7) Interests  in  entities  having been
                                            party to transaction  with M.I.E. in
                                            past 12 months

                         **Schedule 2(g)(8) Consents  or   approvals   of  third
                                            parties

                                            required

                         **Schedule 2(g)(9) Accounts receivable aging schedule

                         **Schedule 2(i)    Salary  increases,   contracts  with
                                            employees,  agents, etc., and M.I.E.
                                            benefit   plans;   M.I.E.    payroll
                                            roster;     Collective    Bargaining
                                            Agreements

                         **Schedule 2(k)    Legal Actions

                         **Schedule 2(l)    Patents  and  trademarks,  licenses,
                                            etc.

                         **Schedule 2(m)    List of  Indemnification  Given  for
                                            M.I.E.   Hospitality   for   Patent,
                                            Trademark or Copyright Infringement

                         **Schedule 2(o)    Insurance  Policies,   see  Schedule
                                            2(g)(5)

                         **Schedule 2(p)    Outstanding  Loans  or  Advances  or
                                            Obligations   to   Make   Loans   or
                                            Advances

                         **Schedule 2(r)    Environmental

                         **Schedule 3(b)    Consents required for performance by
                                            Buyer

                         **Schedule 3(d)    Preferred     Stock    Rights    and
                                            Preferences

                         **Schedule 3(e)    Buyer Financials

                         **Schedule 5       Consents  and Release of  Guarantees
                                            Received   by   M.I.E.   Hospitality
                                            (Identified Leases)

                         **Schedule 5(i)    Consents   to   Lease,   etc.,   not
                                            received

                         **Schedule 7(e)    Actual Knowledge (individuals)

                         **Schedule 12(i)   Target Working Capital Statement

                         Exhibits
                         --------
                          *Exhibit A        M.I.E. Note (See Exhibit 10.8)

                          *Exhibit B        Buyer Guaranty (See Exhibit 10.4)

                          *Exhibit C        Buyer Note (See Exhibit 10.7)

                         **Exhibit 2(b)     Balance  Sheets  and  statements  of
                                            Income as of 12/31/95 and 9/30/96

                         **Exhibit D        Form of Questionnaire

                         **Exhibit D-1      Responses to Questionnaire

                          *Exhibit E        Escrow Agreement (See Exhibit 10.5)

                          *Exhibit F        General Mutual Releases (See Exhibit
                                            10.6)

           10.4 *Guaranty Surety Agreement dated November 27, 1996 by Arthur Treacher's, Inc.

           10.5 *Escrow Agreement dated November 27, 1996 among Arthur Treacher's, Inc. Seller and Brown Brothers Harriman & Co.

           10.6 *Mutual Release Agreement dated November 27, 1996, among M.I.E. Hospitality, Inc. and Magee Industrial Enterprises, Inc.

           10.7 *Promissory Note dated November 27, 1996 for $390,417 from M.I.E. Hospitality, Inc. in favor of Magee Industrial Enterprises Inc.

           10.8     *Promissory Note dated November 27, 1996 for $1,139,563 from
                    M.I.E.  Hospitality,   Inc  in  favor  of  Magee  Industrial
                    Enterprises, Inc.

           10.9     *Uniform Franchise Offering Circular as of January 1, 1997

           10.10    *Form of Franchise Agreement as of January 1, 1997

           10.11    *Form of Warrant exercisable at $1.51 per share

           10.12    *Form of Warrant to Burnham Securities, Inc.

           10.13    *Form of Stock Option to Employees

           10.14 *Consulting Agreement dated May 31, 1996 between James Cataland and Registrant

           10.15 *Termination Agreement dated May 31, 1996 between James Cataland and Registrant

           10.16    *Option   Agreement  dated  March  29,  1996  between  James
                    Cataland and Skuli Thorvaldsson

           10.17 *Schedule 1(b) to the Purchase Agreement dated November 27, 1996 between M.I.E. Hospitality and Registrant .

           10.18    *Form of agreement with holders of Series A Preferred Stock

           11.1     *Statement of Computation of Per Share Earnings

           21.      *List of Subsidiaries

           27.      *Financial Data Schedules

*    Previously Filed with Form 10-SB Declared Effective on August 12, 1997

**   Not Included with previous filings.

                                   SIGNATURES

     In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARTHUR TREACHER'S, INC.
                                              (Registrant)

Date:  September 28, 1997               By   /s/ R.Frank Brown
                                             --------------------------
                                             R. Frank Brown,
                                             President, Chief Executive Officer,
                                             Treasurer

            Name                                        Title                                 Date
            ----                                        -----                                 ----

/s/ R. Frank Brown                          Director, President, Chief Executive        September 28, 1997
-----------------------------------         Officer, Treasurer
R. Frank Brown


/s/ Bruce Galloway                          Director, Chairman of                       September 28, 1997
------------------------------------        the Board
Bruce Galloway

                                            Director                                    September __, 1997
-----------------------------------
Skuli Thorvaldsson

                             ARTHUR TREACHER'S, INC.



                   Index to Consolidated Financial Statements






                                                                         Page
                                                                         ----

Independent Auditors' Report of KPMG Peat Marwick LLP                    F-2

Independent Auditors' Report of Lytkowski & Pease, Inc.                  F-3

Consolidated Balance Sheets as of June 30, 1997 and 1996                 F-4

Consolidated Statements of Operations for the years ended
     June 30, 1997 and 1996                                              F-6

Consolidated Statements of Stockholders' Equity (Deficit)
     for the years ended June 30, 1997 and 1996                          F-7

Consolidated Statements of Cash Flows for the years ended
     June 30, 1997 and 1996                                              F-8

Notes to Consolidated Financial Statements                               F-9

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
Arthur Treacher's, Inc.:

We have audited the accompanying consolidated balance sheet of Arthur Treacher's, Inc. as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arthur Treacher's, Inc. as of June 30, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                        KPMG Peat Marwick LLP




Jacksonville, Florida
August 29, 1997

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
Arthur Treacher's, Inc.:

We have audited the accompanying consolidated balance sheet of Arthur Treacher's, Inc. as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arthur Treacher's, Inc. as of June 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                        Lytkowski & Pease, Inc.


Cleveland, Ohio
September 20, 1996

                             ARTHUR TREACHER'S, INC.

                           Consolidated Balance Sheets

                             June 30, 1997 and 1996


Assets                                                           1997         1996
------                                                           ----         ----
Current assets:
  Cash and cash equivalents                                     $867,847      990,683
  Accounts receivable, net of allowance of $25,900
      in 1997 and $39,000 in 1996                                137,598      147,122
  Inventories                                                    288,663       68,668
  Prepaid expenses                                               181,544       34,867
                                                              ----------   ----------
           Total current assets                                1,475,652    1,241,340
                                                              ----------   ----------

Property and equipment, at cost (notes 2 and 4):
  Land                                                           150,000         --
  Buildings                                                      306,300      156,300
  Leasehold improvements                                       4,160,812    1,404,295
  Furniture, fixtures, and equipment                           3,166,180    1,254,176
                                                              ----------   ----------
                                                               7,783,292    2,814,771
  Less accumulated depreciation                                2,112,778    1,424,317
                                                              ----------   ----------
           Property and equipment, net                         5,670,514    1,390,454

Deposits                                                         151,451       23,976
Goodwill, net of accumulated amortization of $9,524 in 1997      317,016         --
Other                                                              8,233       14,534
                                                              ----------   ----------

              Total assets                                    $7,622,866    2,670,304
                                                              ==========   ==========


                                                                     (Continued)

                             ARTHUR TREACHER'S, INC.

                             June 30, 1997 and 1996


Liabilities and Stockholders' Equity (Deficit)                                  1997           1996
----------------------------------------------                                  ----           ----
Current liabilities:
  Accounts payable                                                           $1,050,956        923,379
  Accrued expenses and other liabilities (note 3)                               654,527        514,555
  Current maturities of long-term debt (note 4)                                 369,863      1,056,202
                                                                            -----------    -----------
           Total current liabilities                                          2,075,346      2,494,136

Long-term debt , net of current maturities (note 4)                           1,570,305        458,923
Other liabilities                                                               392,705         46,379
                                                                            -----------    -----------
              Total liabilities                                               4,038,356      2,999,438
                                                                            -----------    -----------

Stockholders' equity (deficit) (note 9):
  Preferred stock 2,000,000 shares authorized:
      Series A convertible, par value $1; 87,800 shares
           issued and outstanding                                                87,200         87,800
      Series B convertible, par value $1; 490,000 shares
           issued and outstanding                                               490,000        490,000
  Common stock $.01 par value; authorized 25,000,000 shares, issued and outstanding 14,399,248 shares at June 30, 1997
      and 11,118,620 shares at June 30, 1996                                    143,992        111,186
  Additional paid-in capital                                                  9,704,248      3,731,347
  Accumulated deficit                                                        (6,840,930)    (4,371,491)
                                                                            -----------    -----------
                                                                              3,584,510         48,842
      Less subscriptions receivable                                                --         (377,976)
                                                                            -----------    -----------

           Total stockholders' equity (deficit)                               3,584,510       (329,134)
                                                                            -----------    -----------

Commitments and contingencies (notes 5 and 8)

          Total liabilities and stockholders' equity                         $7,622,866      2,670,304
                                                                            ===========    ===========


See accompanying notes to consolidated financial statements.

                             ARTHUR TREACHER'S, INC.

                      Consolidated Statements of Operations

                             June 30, 1997 and 1996



                                                                         1997            1996
                                                                         ----            ----
Revenues:
  Restaurant sales                                                   $16,934,481       6,648,564
  Franchise fees and royalties                                           484,885         861,867
  Other revenues                                                         356,293         367,479
                                                                    ------------    ------------
           Total revenues                                             17,775,659       7,877,910
                                                                    ------------    ------------

Operating expenses:
  Cost of sales, including occupancy except depreciation (note 5)      9,445,874       3,856,776
  Operating expenses                                                   7,536,984       3,619,491
  Depreciation and amortization                                          724,968         290,120
  General and administrative expenses (note 8)                         2,050,734       1,097,350
                                                                    ------------    ------------
           Total operating expenses                                   19,758,560       8,863,737
                                                                    ------------    ------------

               Loss from operations                                   (1,982,901)       (985,827)

Other income (expenses):
  Interest expense, net of interest income of $57,851 in 1997           (105,279)       (168,513)
  Other income, net                                                        9,158            --
                                                                    ------------    ------------

           Net loss                                                  $(2,079,022)     (1,154,340)
                                                                    ============    ============

Net loss per common share                                            $      (.16)           (.14)
                                                                    ============    ============

Weighted average number of outstanding shares                         13,115,395       8,273,032
                                                                    ============    ============


See accompanying notes to consolidated financial statements.

                             ARTHUR TREACHER'S, INC.

            Consolidated Statements of Stockholders' Equity (Deficit)

                       Years ended June 30, 1997 and 1996


                                                              Additional
                                     Preferred     Common       Paid in     Accumulated  Subscriptions
                                       Stock        Stock       Capital       Deficit      Receivable      Total
                                       -----        -----       -------       -------      ----------      -----
Balance at June 30, 1995              $577,800        80,762    2,183,748    (3,217,151)         --        (374,841)
Common stock issued                       --          23,625    1,415,722          --            --       1,439,347
Stock issuance costs                      --            --       (388,231)         --            --        (388,231)
Warrants issued for services              --            --        148,931          --            --         148,931
Common stock subscribed                   --           6,799      427,406          --        (434,205)         --
Stock issuance costs                      --            --        (56,229)         --          56,229          --
Net loss                                  --            --           --      (1,154,340)         --      (1,154,340)
                                    ----------    ----------   ----------    ----------    ----------    ----------
Balance at June 30, 1996               577,800       111,186    3,731,347    (4,371,491)     (377,976)     (329,134)

Subscription received, net                --            --          3,711          --         377,976       381,687
Preferred stock redeemed                  (600)         --           --            --            --            (600)
Common stock issued                       --          32,519    5,657,325          --            --       5,689,844
Stock issued for restaurant
     purchases                            --             287       88,464          --            --          88,751
Common stock conversion rights
     issued for MIE acquisition
     (note 2)                             --            --        843,413          --            --         843,413
Stock issuance costs                      --            --       (770,980)         --            --        (770,980)
Warrants issued for services              --            --        150,968          --            --         150,968
Preferred stock dividend declared         --            --           --        (390,417)         --
                                                                                                           (390,417)
Net loss                                  --            --           --      (2,079,022)         --      (2,079,022)
                                    ----------    ----------   ----------    ----------    ----------    ----------
Balance at June 30, 1997              $577,200       143,992    9,704,248    (6,840,930)         --       3,584,510
                                    ==========    ==========   ==========    ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                             ARTHUR TREACHER'S, INC.

                      Consolidated Statements of Cash Flows

                             June 30, 1997 and 1996

                                                                       1997           1996
                                                                       ----           ----
Operating activities:
  Net loss                                                         $(2,079,022)    (1,154,340)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
           Depreciation and amortization                               724,968        290,120
           Loss on disposition of restaurants                           27,061         95,112
           (Increase) decrease in accounts receivable                   (6,818)        24,742
           (Increase) decrease in deposits and other assets            (67,174)         4,363
           (Increase) decrease in prepaid expenses                    (116,475)       127,294
           (Increase) decrease in inventory                            (42,317)        21,380
           (Decrease) increase in accounts payable                     (69,078)       268,006
           (Decrease) increase in accrued expenses and
              other liabilities                                        (86,961)       237,438
                                                                   -----------    -----------
               Net cash used in operating activities                (1,715,816)       (85,885)
                                                                   -----------    -----------

Investing activities:
  Purchase acquisitions of restaurants                              (1,842,681)      (410,230)
  Capital expenditures                                              (1,076,240)          --
  Proceeds from disposition of restaurants                              19,500         18,000
                                                                   -----------    -----------
               Net cash used in investing activities                (2,899,421)      (392,230)
                                                                   -----------    -----------

Financing activities:
  Issuance of common stock                                           5,689,844      1,439,347
  Cash received from common stock subscribed                           381,687           --
  Stock issuance costs                                                (620,012)      (239,300)
  Proceeds from long-term debt                                         226,738        490,852
  Principal payments on long-term debt                              (1,185,856)      (248,286)
                                                                   -----------    -----------
               Net cash provided by financing activities             4,492,401      1,442,613
                                                                   -----------    -----------

Net (decrease) increase in cash and cash equivalents                  (122,836)       964,498

Cash and cash equivalents beginning of year                            990,683         26,185
                                                                   -----------    -----------
Cash and cash equivalents end of year                                 $867,847        990,683
                                                                   ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                              $159,539        142,280
                                                                   ===========    ===========

Supplemental disclosure of noncash transactions:
  Long-term debt assumed in restaurant purchases                    $1,401,661           --
                                                                   ===========    ===========
  Common stock conversion rights issued for restaurant purchases      $843,413           --
                                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                             ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements

                             June 30, 1997 and 1996




(1)  Summary of Significant Accounting Policies

     (a)  Description of the Business

          Arthur Treacher's Inc. (the "Company") owns, operates and franchises quick service seafood restaurants under the names "Arthur Treacher's Fish & Chips" and "Arthur Treacher's Seafood Grille." At June 30, 1997, the Company owned and operated 63 restaurants and franchised an additional 54 restaurants, located in 11 states and Canada, with the greatest concentrations in the northeast and midwest regions of the United States.

     (b)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arthur Treacher's Management Company and Arthur Treacher's Advertising Company. All material intercompany transactions have been eliminated in consolidation. Certain 1996 amounts have been reclassified to conform to presentation adopted during 1997.

     (c)  Cash and Cash Equivalents

          The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

     (d)  Inventories

          The Company values its inventories at the lower of cost (first-in, first-out method) or market.

     (e)  Property and Equipment

          Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets, which ranges from 3 to 10 years.

                             ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements






(1)  Summary of Significant Accounting Policies, continued

     (f)  Recoverability of Long-Lived Assets

          The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on July 1,1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

     (g)  Income Taxes

          The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the method requires the recognition of future tax benefits, such as net operating loss and business tax credit carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h)  Franchise Operations

          Franchise royalties, which are based upon a percentage of franchise restaurants' sales, are recognized as income on the accrual basis. Initial franchise fees are typically included in revenues when substantially all services and conditions relating to the sale of the franchise have been performed or satisfied, which occurs when the franchised restaurant commences operations. Initial franchise fees for area franchise agreements are recognized as income on a pro rata basis as the restaurants are opened.

                             ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements






(1)  Summary of Significant Accounting Policies, continued

     (i)  Pre-Opening Costs

          Costs associated with opening new restaurants are expensed during the period incurred.

     (j)  Per share data

          Net loss per common share outstanding is computed based upon the weighted average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents include convertible preferred stock and common stock options and warrants. The dilutive impact of common stock options and warrants is included in the calculation of net loss per share when the exercise price falls below the market price. Net loss per share on a fully diluted basis is not different from net loss per common share outstanding and thus is not disclosed separately.

     (k)  Estimates

          The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (l)  Stock Options and Warrants

          Prior to July 1, 1996, the Company accounted for its grants of stock options and warrants in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                             ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements



(1)  Summary of Significant Accounting Policies, continued

     (m)  Goodwill

          Goodwill,   which  has  been   recorded  as  a  result  of   purchased
          acquisitions, is amortized over the period estimated to benefit from the acquired assets and rights, which is twenty years.

     (n)  Recent Accounting Pronouncements

          During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, (SFAS 128) "Earnings per Share." SFAS 128 governs the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. SFAS 128 was issued to simplify the computation of EPS and replaces the Primary and fully diluted EPS calculations currently in use with calculations of Basic and Diluted EPS. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. The Company will begin to calculate its EPS in compliance with SFAS 128 for the period ended December 31, 1997.


(2)  Acquisitions

     On November 27, 1996 the Company purchased 100% of the common stock of its largest franchisee, MIE Hospitality, Inc. (MIE), whose operations include 32 restaurants in the midwest and northeast United States. The transaction has been accounted for as a purchase and the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition forward. The purchase price of $4,232,976 (calculated as $2,250,000 in cash, $1,139,563 in long-term debt assumed and $843,413, which represents the rights to acquire 275,625 shares of Company common stock for no consideration at a future date (note 9)) has been allocated to the tangible net assets of MIE and the remaining $326,540 recorded as goodwill. In addition, $736,877 of deferred tax liabilities of MIE were offset by the Company's deferred tax assets, resulting in a decrease in the deferred tax valuation allowance.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and MIE as if the acquisition had occurred as of the July 1, 1996 and 1995. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and MIE constituted a single entity during such periods. Pro forma total revenues of $23.7 million and $22.7 in 1997 and 1996, respectively. Pro forma net loss of $1.72 million and $1.59 in 1997 and 1996, respectively, and pro forma net loss per share of $.13 and $.19 in 1997 and 1996, respectively.

                             ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements



(2)  Acquisitions, continued

     Also during 1997, the Company acquired eight restaurants in six different transactions all accounted for as purchases. The purchase price, which totaled approximately $544,000, was satisfied by cash, common stock, or assumed liabilities. The entire purchase price was allocated to the tangible assets of the acquired entities. The results of operations of each entity was included in the consolidated financial statements from the date of acquisition. None of the acquisitions were significant to the operations of the Company during 1997 or 1996.


(3)  Accrued Expenses and Other Liabilities

     Accrued liabilities consisted of the following at June 30, 1997 and 1996:

                                                         1996             1995
                                                         ----             ----

          Accrued professional fees                   $142,500             --
          Accrued taxes                                328,093          234,581
          Other                                        183,934          279,974
                                                      --------         --------
              Total accrued liabilities               $654,527          514,555
                                                      ========         ========


(4)  Long-Term Debt

     Long-term debt consisted of the following at June 30, 1997 and 1996:

                                                              1997          1996
                                                              ----          ----
      Notes payable:
        Notepayable due in quarterly  installments of
          $140,969, including interest at 8%, beginning
          June 1, 1998 maturing December 2002, unsecured    $1,139,563       --

                             ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements






(4)  Long-Term Debt, continued

                                                                         1997          1996
                                                                         ----          ----
 Notes  payable  to banks,  due in  monthly  installments  totaling
     $2,667, including interest at rates ranging from 10% to 12.5%, maturing through
     November 2001, secured by property and equipment                 $   98,424       79,360

 Various notes  payable  related to the  acquisition  of franchised restaurants,  due in monthly  installments  of  principal  and interest at rates ranging from 8% to 16.1%,  maturing at dates through 2007, secured
     by property and equipment                                           601,031      497,510

 Line of credit, interest only payable at the prime rate,
     amount paid in full December 1996                                      --        750,000

 Note payable due in monthly installments of $13,741,
     including interest at 10%, maturing in April 1998,
     secured by property and equipment                                   101,150      188,255
                                                                      ----------   ----------
                                                                       1,940,168    1,515,125
Less current maturities                                                  369,863    1,056,202
                                                                      ----------   ----------

        Total long-term debt                                          $1,570,305      458,923
                                                                      ==========   ==========

                             ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements






(4)  Long-Term Debt, continued

     Principal maturities of long-term debt for the next five years and thereafter at June 30, 1997 are as follows:

                      Year ending June 30,                     Amount
                      --------------------                     ------

                           1998                             $  369,863
                           1999                                323,141
                           2000                                343,564
                           2001                                315,126
                           2002                                328,389
                           Thereafter                          260,085
                                                            ----------
                              Total                         $1,940,168
                                                            ==========

     The Company considers the carrying value of its long-term debt to be a reasonable estimation of its fair value based on the current market rates available to the Company for debt of the same remaining maturities.


(5)  Leases

     The Company is the lessee under various long-term operating leases for the land and buildings in which its owned and franchised restaurants operate. The leases generally range between five and twenty years and usually provide for renewal options.

     The majority of the leases require the Company to be billed for taxes, insurance, utilities, and maintenance costs of the leased property. Certain of the leases require additional (contingent) rental payments if sales volumes at the related restaurants exceed specified limits.

     Base rent expense for Company owned restaurants, net of sublease income of $9,000 and $6,000 in 1997 and 1996, respectively, was approximately $1,691,000 and 791,000, for the years ended June 30, 1997 and 1996, respectively.

                             ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements




(5)    Leases, continued

       The following summarizes future minimum lease payments, for Company owned
       restaurants,   required   for  leases  that  have  initial  or  remaining
       noncancelable terms in excess of one year as of June 30, 1997:

                      Year ending June 30,                     Amount
                      --------------------                     ------

                           1998                            $ 2,270,570
                           1999                              2,209,456
                           2000                              2,093,782
                           2001                              1,933,935
                           2002                              1,445,519
                           Thereafter                        1,705,455
                                                           -----------
                              Total                        $11,658,717
                                                           ===========


     The Company also conditionally guarantees the payment of certain lease obligations of its franchisees. The amount of this conditional guarantee is approximately $163,000 for each of the next five years.


(6)  Income Taxes


     Income tax benefit attributable to income from continuing operations for the years ended June 30, 1997 and 1996, differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before taxes as follows:

                                                             1997        1996
                                                             ----        ----

Computed "expected" tax benefit                          $(729,988)    (392,476)
Increase (decrease) in income taxes resulting from:
     Non-deductible meals and entertainment                 11,973       11,563
     Goodwill amortization                                   3,238           XX
     Change in valuation allowance                         742,596      375,276
     Other, net                                            (27,819)       5,637
                                                         ---------    ---------
                                                         $    --           --
                                                         =========    =========

                             ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements






(6)  Income Taxes, continued

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of June_30, 1997 and 1996 are as follows:

                                                          1997            1996
                                                          ----            ----

Deferred tax assets:
    Net operating loss carryforward                   $2,022,284         318,263
    Property and equipment                                  --            63,244
    Allowance for doubtful accounts                        8,806          10,892
    Other                                                   --            51,791
                                                      ----------      ----------
        Total gross deferred tax assets                2,031,090         444,190
        Less valuation allowance                       1,392,894         356,387
                                                      ----------      ----------
             Net deferred tax assets                     638,196          87,803
                                                      ----------      ----------

Deferred tax liabilities:
    Property and equipment                               638,196            --
    Royalty fees                                            --            14,000
    Other                                                   --            68,103
                                                      ----------      ----------
        Total deferred tax liabilities                   638,196          82,103
                                                      ----------      ----------
             Net deferred tax assets                  $     --           5,700
                                                      ==========      ==========


     During 1997, the Company reached an agreement with the Internal Revenue Service regarding the amount of net operating loss carryforwards available for future use. As a result of this agreement, the Company determined it had additional deferred tax assets of $1,025,088 relating to net operating loss carryforwards. This entire amount was recorded during 1997 and has been offset by an increase in the valuation allowance.

     At June 30, 1997, the Company had approximately $5.9 million of net operating loss carryforwards available for use, which expire through 2012. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the schedule of reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making the assessment.

                             ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements



(7)  Stock Options and Stock Warrants

     During  1997  and  1996,  the  Company  has  granted  316,500  and  700,000 nonqualified stock options, respectively, to certain key employees and directors to purchase shares of the Company's common stock at a price equal to or in excess of the market price of the stock, vesting over a five year period. These options were granted as compensation and the number of options granted was determined based on specific individual circumstances. The shares issuable under these option grants are nonregistered shares and the Company has no requirement to register such shares. The Company does not have a formal stock option plan.

     The per share weighted-average fair value of stock options granted was calculated using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - no expected dividend yield, risk-free interest rate of 6.4% weighted average expected volatility of 8.6% and an expected life of 5 years; 1996 - no expected dividend yield, risk-free interest rate of 6.6%, weighted average expected volatility of 21% and an expected life of 5 years. In addition, for 1997 and 1996 the Company has discounted the market price of the stock, on the date of option grant, by 35% in consideration of the restrictions on the sale of the underlying shares. The fair value on the date of grant for options granted with exercise prices in excess of the market price of the stock was $.02 and $.03 for 1997 and 1996, respectively. For options granted with exercise prices equal to the market price of the stock, the fair value was $.13 for 1996. No options were granted with exercise prices equal to the market price of the stock in 1997.

     The Company applies APB Opinion No. 25 in accounting for option grants and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would not have been materially impacted for the effects of such calculation in either 1997 or 1996.

     In addition, during 1997 and 1996 the Company granted 721,391 warrants and 1,930,000 warrants, respectively, (valued at $150,968 and $148,931, respectively) to purchase shares of Company common stock to non-employees in return for services provided in connection with the Company's equity offerings. These warrants have been recorded at fair value using substantially the same criteria as discussed above for the stock options.

                             ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements



(7)  Stock Option Plan and Stock Warrants, continued

     Stock option and warrant activity during the period indicated is as follows:


                                                                             Weighted-
                                                            Number of         Average
                                                             Shares        Exercise Price
                                                             ------        --------------
Balance at June 30, 1995                                        --             $--
   Granted:
     Exercise price equal to market price of stock           350,000          1.38
     Exercise price in excess of market price of stock     2,280,000          1.60
   Exercised                                                    --            --
   Canceled                                                     --            --
                                                          ----------         -----
Balance at June 30, 1996                                   2,630,000          1.57

   Granted:
     Exercise price equal to market price of stock           405,000          3.00
     Exercise price in excess of market price of stock       632,891          3.14
   Exercised                                                    --            --
   Canceled                                                 (652,500)         1.61
                                                          ----------         -----
Balance at June 30, 1997                                   3,015,391         $1.96
                                                          ==========         =====


     The following table presents information regarding all options and warrants outstanding at June 30, 1997.

                          Weighted
         Number of         Average                              Weighted
       Warrants and       Remaining           Range of           Average
          Options        Contractual          Exercise          Exercise
        Outstanding         Life               Prices             Price

         1,685,000         5.0 years        $   1.38 - 1.51      $  1.48
           460,000         9.0 years            2.13 - 2.65         2.25
           870,391         5.4 years            3.00 - 3.37         3.17
     -------------    --------------        ---------------      -------

         3,015,391         5.7 years        $   1.38 - 3.37      $  1.96
     =============    ==============        ===============      =======

                             ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements






(7)  Stock Option Plan and Stock Warrants, continued

     The following table presents information regarding options and warrants currently exercisable at June 30, 1997.


              Number of                                         Weighted
            Warrants and                Range of                 Average
               Options                  Exercise                Exercise
             Exercisable                 Prices                   Price

               1,405,000           $      1.38 - 1.51           $    1.50
                  92,000                  2.13 - 2.65                2.19
                 756,391                  3.00 - 3.37                3.02
           -------------           ------------------           ---------
               2,253,391           $      1.38 - 3.37           $    2.03
           =============           ==================           =========


(8)  Commitments and Contingencies

     Included in general and administrative expenses in the accompanying consolidated statement of operations is approximately $544,000 and $403,000 for the years ending June 30, 1997 and 1996, respectively, related to the settlement of lawsuits, lease cancellations and other items. The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

     The Company has entered into an agreement with its former President and Chief Executive Officer to provide consulting services to the Company at a rate of $100,000 per year, commencing June 1, 1996 and expiring in June 1998.

                             ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements



(9)  Stockholders' Equity

     During 1996, the Company sold 3,042,463 shares of Common Stock in a private placement for aggregate gross proceeds of $1,873,552 (the June Private Placement) and sold 3,163,911 shares of Common Stock in a private placement for aggregate gross proceeds of $5,631,761 during 1997 (the November Private Placement). The Company utilized the proceeds of the June Private Placement to repay outstanding indebtedness and as cash flow for operations. The proceeds from the November Private Placement were used to acquire MIE, as described in note 2, and to repay additional debt.

     In addition, as described in note 2, the Company issued approximately 28,700 shares of its common stock as part of acquiring eight restaurants.

     The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividends with respect to the Series A Preferred Stock. The 87,200 outstanding shares of Series A Preferred Stock are convertible into 96,889 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $96,000 as of June 30, 1997.

     In conjunction with the acquisition of MIE (see note 2), the former owners of MIE (Magee) and the Company amended the terms of the Series B Preferred Stock and agreed that no dividends would accumulate on such Preferred Stock after November 30, 1996. The Company also agreed to pay Magee an amount equal to the accrued dividend on the Series B Preferred Stock through November 30, 1996 (which was $390,417) in full on September 1, 1998. In addition, the 490,000 outstanding shares of Series B Preferred Stock are now allowed to be convertible at the option of the holder or the Company at any time, and the conversion rate was increased so that Magee will receive 765,625 shares of Common Stock upon conversion (an increase of 275,625 shares, valued at $843,413 and included as part of the purchase price of
     MIE) for no additional consideration. The Company has not determined when it will require conversion of the Series B Preferred Stock into Common Stock.