Form 10QSB
period 1997-09-28
ARTHUR TREACHERS INC /FL/
filed 1997-11-13
CIK 1016951

SECURITIES AND EXCHANGE COMMISSION
                                              Washington D.C.   20549


                                                    FORM 10-QSB

                                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended                           Commission File Number
     September 28, 1997                                        0-22315


                                             ARTHUR TREACHER'S, INC
                                         7400 Baymeadows Way, Suite 300
                                        Jacksonville, Florida 32256
                                                  (904) 739-1200


         Utah                                                22-2312917
(State of Incorporation)                  (I.R.S. Employer Identification No.)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]



     At October 31, 1997, the latest practicable date, there were 14,399,548 shares of Common Stock outstanding, $.01 par value.

                                            ARTHUR TREACHER'S, INC.


                                                       INDEX

                                                                         PAGE

PART I.           FINANCIAL INFORMATION

         Item 1.           Unaudited Financial Statements:

                           Consolidated Balance Sheets for                   3-4
                           September 28, 1997 and June 30, 1997

                           Consolidated Statements of Operations             5
                           for the three months
                           July 1, 1997 through September 28, 1997 and
                           July 1, 1996 through September 29, 1996

                           Consolidated Statements of Cash Flows             7
                           for the three months
                           July 1, 1997 through September 28, 1997 and
                           July 1, 1996 through September 29, 1996

                           Notes to Consolidated Financial Statements        8


         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.    9



PART II.          OTHER INFORMATION                                         12

                                              ARTHUR TREACHER'S INC.

                                            CONSOLIDATED BALANCE SHEETS

                                       SEPTEMBER 28, 1997 AND JUNE 30, 1997


ASSETS                                           September                 June
                                                   1997                    1997
                                               (unaudited)             (audited)
CURRENT ASSETS

 Cash and cash equivalents                    $  705,256            $  867,847
 Accounts receivable, net of allowance
  for doubtful accounts of $26,653 in
   September 1997 and $25,900 in June 1997       163,270               137,598
 Inventories                                     277,846               288,663
 Prepaid Expenses                                249,533               181,544
 Other                                            18,906                     0
         TOTAL CURRENT ASSETS                  1,414,811             1,475,652

OTHER ASSETS
 Security deposits                               139,116               151,451
 Goodwill                                        312,934               317,016
 Other                                            89,613                 8,233
         TOTAL OTHER ASSETS                      541,663               476,700

PROPERTY AND EQUIPMENT, at cost
 Land                                           150,000                150,000
 Buildings                                      306,300                306,300
 Leasehold improvements                       4,143,011              4,160,812
 Furniture, Fixtures and Equipment            3,146,969              3,166,180
          TOTAL PROPERTY AND EQUIPMENT        7,746,280              7,783,292

Less - accumulated depreciation               2,357,273              2,112,778

         PROPERTY AND EQUIPMENT, NET          5,389,007              5,670,514


         TOTAL ASSETS                        $7,345,481             $7,622,866

                                             ARTHUR TREACHER'S INC.

                                            CONSOLIDATED BALANCE SHEETS

                                       SEPTEMBER 28, 1997 AND JUNE 30, 1997


LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)         September           June
                                                         1997              1997
                                                      (unaudited)      (audited)

CURRENT LIABILITIES
 Accounts payable                                    $1,311,529      $1,050,956
 Accrued expenses and taxes withheld                    559,962         654,527
 Current maturities of long-term debt                   445,837         369,863
         TOTAL CURRENT LIABILITIES                    2,317,328       2,075,346

LONG-TERM DEBT, net of current portion                1,419,379       1,570,305
Other liabilities                                       405,856         392,705
         TOTAL LIABILITIES                            4,142,563       4,038,356

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred Stock                                        577,200         577,200
 Common Stock                                           143,992         143,992
 Additional Paid-in-capital                           9,704,248       9,704,248
 Accumulated Deficit                                 (7,222,522)     (6,840,930)

         TOTAL STOCKHOLDERS' EQUITY                   3,202,918       3,584,510


TOTAL LIABILITIES and STOCKHOLDERS' EQUITY           $7,345,481      $7,622,866

                                              ARTHUR TREACHER'S INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                            FOR THE THREE MONTHS ENDED


                                              July 1, 1997    July 1, 1996
                                                 through         through
                                           September 28,1997  September 29, 1996
                                             (unaudited)          (unaudited)

TOTAL REVENUE                                 $5,885,766             $2,184,477

OPERATING EXPENSES :
   Cost of Sales, including occupancy
         except depreciation                   3,062,703              1,182,376
   Operating Expenses                          2,433,086                788,575
   Depreciation and Amortization                 262,093                 68,674
   General and Administrative and Franchise
   services                                      438,734                428,415
TOTAL OPERATING EXPENSES                       6,196,616              2,468,040

        LOSS FROM OPERATIONS                    (310,850)              (283,563)

OTHER INCOME, net                                (70,742)              (118,438)

                  NET LOSS                     ($381,592)             ($402,001)

NET LOSS PER COMMON SHARE                         ($0.03)                ($0.04)

AVERAGE SHARES OUTSTANDING                    14,399,248             11,145,996

                                             ARTHUR TREACHER'S INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                               FOR THE THREE MONTHS


                                           July 1, 1997             July 1, 1996
                                             through                   through
                                            September                 September
                                            28, 1997                  29, 1996
                                           (unaudited)               (unaudited)

Operating activities:
   Net loss                                  (381,592)                 (402,001)
Adjustments to reconcile net loss
to net cash used in operating activities:
   Depreciation and amortization              262,093                    68,674
   Loss on disposition of restaurants               -                    24,994
   (increase) decrease in accounts
          receivable                          (25,672)                   (3,859)
   (increase) decrease in deposits
          and other assets                      2,356                     4,840
   (increase) decrease in prepaid expenses    (67,989)                  (47,401)
   (increase) decrease in inventory            10,817                   (38,522)
   (Decrease) increase in accounts payable    260,573                   113,771
   (Decrease) increase in accrued
          expenses and other liabilities      (94,565)                  (98,541)
          Net cash (used in) and provided
               by operating activities        (33,979)                 (378,045)

Investing activities:
   Purchase acquisitions of restaurants                                (230,974)
   Deposits in escrow                                                   (28,004)
   Capital expenditures                       (53,660)
   Proceeds from disposition of restaurants         -                    19,500
          Net cash used in investing
               activities                     (53,660)                 (239,478)

Financing activities:
   Issuance of common stock                                              99,051
   Cash received from common stock subscribed                           359,105
   Principal payments on long-term debt       (74,952)                  (67,630)
          Net cash provided by
               financing activities           (74,952)                  390,526

Net (decrease) increase in cash
     and cash equivalents                    (162,591)                 (226,997)

Cash and cash equivalents beginning
     of period                                867,847                   990,683
Cash and cash equivalents end of period       705,256                   763,686

Supplemental disclosure of cash flow information:
   Cash paid for interest                      22,857                    36,476

Supplemental disclosure of noncash transactions:
   Seller finance debt incurred
          in restaurant purchase                                         69,962

                                             ARTHUR TREACHER'S, INC.

                             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                SEPTEMBER 28, 1997


NOTE 1 - BASIS OF PRESENTATION


     The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financials and notes thereto included in the Company's audited financial statements included in the Form 10K-SB for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission on September 2, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The interim consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries.

MIE Hospitality, Inc., a wholly-owned subsidiary, which operates 31 Arthur Treacher's Fish and Chip's restaurants in Pennsylvania, New York, New Jersey and Delaware.

Arthur Treacher's Management Co., a wholly-owned subsidiary, provides payroll services to the company.

Arthur Treacher's Advertising Co., a wholly-owned subsidiary, provides certain advertising services to the company and the franchisee's.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of opeations or financal position.

     The Company has entered into an agreement with the former president and Chief Executive Officer to provide consulting services to the Company at a rate of $100,000 per year for two years, which commenced June 1, 1996 and terminates on May 31, 1998.

                                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                                       OF OPERATIONS AND FINANCIAL CONDITION


Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995.

     Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the impact of competition, pricing and acceptance of the Company's products.

Overview

     The Company's principal sources of revenues are from the operations of the Company owned restaurants and the receipt of royalties from franchisees. The Company's cost of sales includes food, supplies and occupancy costs (rent and utilities at Company owned stores). Operating expenses include labor costs at the Company owned stores and advertising, marketing and maintenance costs. Franchise services and selling expenses include fees payable to regional representatives and their expenses and the salary of the Company's Director of Franchise Services. General and administrative expenses includ' costs incurred for corporate support and administration, including the salaries and related expenses of personnel at the Company's headquarters in Jacksonville, Florida (except the Director of Franchise Services), the costs of operating the headquarters offices (rent and utilities) and certain related costs (travel and entertainment).

Results of Operations

The following discussions are based on the financial results for the following periods:
    Unaudited interim financial statements for the three months ended
    September 28, 1997 and three months ended September 29, 1996.
The results for the three months ended September 29, 1996 do not include the operations of M.I.E. Hospitality, Inc. which was acquired on November 27, 1996.

1997 Three months and 1996 Three months

The Company's revenues increased from $2,184,477 for the three month period ended September 29, 1996 to $5,885,766, for the three month period ended September 28, 1997, an increase of 169%. This increase was primarily driven by the Company's acquisition of MIE Hospitality, Inc. ("MIE"), which produced $3,603,389 in revenues. The increase in revenues was also stimulated by new marketing campaigns and new menu promotion items such as scallops, oysters, popcorn shrimp and jumbo shrimp.

The Company's total operating expenses increased by 151% or $3,728,576 to $6,196,616 for the three month period ended September 28, 1997 compared to the same period last year. 93% of the increase was attributable to the operation of the 31 restaurants acquired in the MIE purchase which totaled $3,460,816 of the increase. Total cost and expenses as a percentage to revenues improved 9% from the same period last year.

The most significant increase from revenues came from net restaurant sales (defined as total restaurant sales less coupons, promotions and discounts) which increased 182.1% or $3,276,450 to $5,075,970 compared to the same period last year of $1,799,520. The restaurants acquired in the purchase of MIE contributed $3,138,531 on the increase in net restaurant sales. Franchise and royalty income decreased 31.2% or $96,212 to $212,609 primarily because of the acquisition of the MIE Hospitality, Inc., which owned 31 franchised restaurants. Regional representative fees declined in conjunction with the purchase of several franchise restaurants compared to the same period last year.

Cost of sales from restaurant operations declined by 6.77% on net restaurant sales compared to the same period last year. This improvement was primarily caused by reducing contract prices with several major suppliers, improving cost controls and new promotional price points.

General and administrative cost increased by 12.4% or $35,371 to $320,056 for the three month period ended September 28, 1997 compared to $284,685 for the same period last year. This was primarily a result of the various legal and accounting charges incurred for NASD registration and the preparation of a registration statement with the Securities and Exchange Commission.

Interest expense increased 19.3% to $45,743 for the three month period ended September 28, 1997 compared to $38,357 the same period last year. The increase in interest expense was a function of the recent acquisitions.

Depreciation and amortization increased to 281.7% to $262,093 for the three month period ended September 28, 1997 from $68,674 compared to the same period last year. This increase is primarily driven by the acquisitions and construction of new restaurants which occurred subsequent to the comparable period ended September 29, 1996.

The Company  considers loss before other income  (expense) and depreciation
and  amortization  to  be  a  key  indicator  of  performance.   This  loss  has
significantly decreased by 77.3% to $48,757 for the period ended September 28, 1997 compared to
                                                        10

214,889 the same period last year. This improvement was primarily a result of the acquisition of MIE which contributed a net gain from restaurant operations of $305,770 for the three month period ended September 28, 1997.

As a result of the foregoing, the Company's net loss decreased 5.1% to $381,592 for the three month period ended September 28, 1997 compared to a loss of $402,001 for the same period last year. A significant portion of the loss was due to the increase in depreciation and amortization expense of $193,419.

Liquidity

The Company has financed its operations principally from revenues derived from Company owned restaurants, franchise royalties, private placements of equity and credit lines from various financial institutions. The Company's current liabilities exceeded its current assets by $902,517 at September 28, 1997 compared to $599,694 at June 30, 1997. The Company had cash and cash equivalents of $705,256 at September 28, 1997 compared to $867,847 at June 30, 1997.

Over the past 18 months, the Company has raised $7,505,313 in private placements through the sale of shares of common stock to fund acquisitions, develop the Seafood Grille concept and provide working capital. The Company is in the process of a best efforts private placement offering of Preferred Stock to raise between $500,000 and $1,500,000 in capital.

The Company anticipates that it will need additional capital to fund investments in capital expenditures related to the Seafood Grille concept. The Company also has begun a restaurant renovation program which is being financed by a $750,000 credit line with a financial institution, in which the obligation is secured by certain equipment and leasehold interests in restaurant locations. Selected Company owned restaurants in northeast Ohio and central Pennsylvania will receive new interiors, outdoor signage and exterior improvements. The Company expects to have a significant portion of the renovations completed prior to the end of November to capitalize on the high traffic generated from the Christmas shopping season.

The promissory note in the principal amount of $1,139,563 incurred in the purchase of MIE requires a semi-annual principal payment of $113,956 on June 1, 1998 in addition to the 8% interest payment which began on June 1, 1997. Also, on September 1, 1998, a promissory note in the principal amount of $390,418 is payable in full to Magee Industrial Enterprises.

For the three month period ended September 28, 1997, management has reduced the cost of sales by 6.77%, total cost and expenses by 9.01%, general and administrative costs by

7.59% as a percentage to total revenues and reduced the loss from operations before depreciation and amortization by $166,132 compared to the same period last year.

For  the  three  month  period  ended   September  28,  1997,  the  Company
experienced a negative cash flow resulting primarily from cash losses in the Cincinnati and Florida markets, the development of the new seafood grille concept in Detroit, increased professional fees related to SEC and NASDAQ registrations and lease obligation settlements. Management is pursuing arrangements to limit its financial obligations and operating expenses at certain under performing company owned restaurants. On July 28, 1997, the Company entered into a management agreement to operate three restaurants in the Cincinnati market. Under the management agreement, the manager is responsible for operating costs in connection with these restaurants and the Company will receive a fee based on a percentage of the stores revenues and certain minimum monthly payments. The agreement transfers financial responsibilities to the operator, who will become a franchisee at each location upon the contractual fulfillment of each lease for each restaurant being operated under the management agreement.

The Company believes that with its current cash resources including the anticipated issue of Preferred Stock, cash flow from operations, continued cost savings and anticipated proceeds from a sale-leaseback of real estate on one location in central Pennsylvania there will be adequate working capital through September 28, 1998.

Seasonality

The Company derives a significant portion of its sales during the November and December holiday season, which is reflected in the Company's operating results for the second quarter ending December 31. This seasonal effect is dependent upon the general retailing environment and customers' preference to shopping malls. Approximately 70% of the Company's restaurants are in shopping malls. The Company derives approximately 15% of its total annual revenues from operations of the stores located in shopping malls during the holiday season.

PART II           OTHER INFORMATION

                  Item 1            Legal Proceedings

                                            None

                  Item 2            Changes in Securities

                                            None

                 Item 3            Defaults on Senior Securities

                                            None

                  Item 4         Submission of Matters to a Vote of Shareholders

                                            None

                  Item 5            Other Information

                                            None

                  Item 6            Exhibits and Reports on Form 8-K

                                            None



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ARTHUR TREACHER'S, INC.

                                                        (Registrant)




                                               /s/ R.  Frank Brown
                                               R. FRANK BROWN
                                               President, Chief Executive
                                                    Officer and Treasurer

Date: November 12, 1997