Form 10QSB
period 1997-12-28
ARTHUR TREACHERS INC /FL/
filed 1998-02-11
CIK 1016951

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                  FORM 10 - QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 ( D )
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended                               Commission File Number
     December 28, 1997                                   0-22315

                             ARTHUR TREACHER'S, INC.
                         7400 Baymeadows Way, Suite 300
                           Jacksonville, Florida 32256
                                ( 904 ) 739-1200


          UTAH                                          34-1413104
( State of Incorporation )                 (I.R.S. Employer Identification No.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No ___




At February 11, 1998, the latest practicable date, there were 14,552,259 shares of Common Stock outstanding, $.01 par value.

                             ARTHUR TREACHER'S INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE

    Item  1.     Unaudited Financial Statements:

                 Consolidated Balance Sheets as of
                 December 28, 1997 and June 30, 1997                   3-4

                 Consolidated Statements of Operations for the Three

                 Month Periods September 29, 1997 through December 28,
                 1997 and September 30, 1996 through December 29, 1996   5

                 Consolidated Statements of Operations for the Six
                 Month Periods July 1, 1997 through December 28, 1997
                 and July 1, 1996 through December 29, 1996              6

                 Consolidated Statement of Cash Flows for the Six
                 Month Periods July 1, 1997 through December 28, 1997
                 and July 1, 1996 through December 29, 1996              7

                 Notes to Interim Consolidated Financial Statements    8-9

    Item 2.      Management's Discussion and Analysis of
                 Results of Operations and Financial Condition       10-16

PART II. OTHER INFORMATION                                           17-20

                              ARTHUR TREACHER'S INC.

                           CONSOLIDATED BALANCE SHEETS

                       DECEMBER 28, 1997 AND JUNE 30, 1997


      ASSETS                                                                 December                       June
                                                                               1997                         1997
                                                                            (unaudited)                   (audited)
                                                                         -----------------            -----------------
CURRENT ASSETS
  Cash and short-term investments                                              $1,909,028                     $867,847
  Accounts receivable, net of allowance
    for doubtful accounts of  $26,653 in
   December 1997 and $25,900 in June 1997                                         153,286                      137,598
  Inventories                                                                     286,007                      288,663
  Prepaid Expenses                                                                213,409                      181,544
  Other                                                                             6,630                            0
                                                                         -----------------            -----------------
             TOTAL CURRENT ASSETS                                               2,568,360                    1,475,652
                                                                         -----------------            -----------------

OTHER ASSETS
  Security deposits                                                               185,366                      151,451
  Goodwill, net of accumulated amortization                                       308,853                      317,016
  Other                                                                            84,917                        8,233
                                                                         -----------------            -----------------
             TOTAL OTHER ASSETS                                                   579,136                      476,700
                                                                         -----------------            -----------------


PROPERTY AND EQUIPMENT, at cost
  Land                                                                                  0                      150,000
  Buildings                                                                       156,300                      306,300
  Leasehold improvements                                                        4,201,813                    4,160,812
  Furniture, Fixtures and Equipment                                             3,226,600                    3,166,180
                                                                         -----------------            -----------------
             TOTAL PROPERTY AND EQUIPMENT                                       7,584,713                    7,783,292

Less - accumulated depreciation                                                 2,623,010                    2,112,778
                                                                         -----------------            -----------------

             PROPERTY AND EQUIPMENT, NET                                        4,961,703                    5,670,514

                                                                         -----------------            -----------------

             TOTAL ASSETS                                                      $8,109,199                   $7,622,866
                                                                         =================            =================


                              ARTHUR TREACHER'S INC.

                           CONSOLIDATED BALANCE SHEETS

                       DECEMBER 28, 1997 AND JUNE 30, 1997


LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)                                December                       June
                                                                                1997                         1997
                                                                             (unaudited)                  (audited)
                                                                          -----------------            -----------------
CURRENT LIABILITIES
  Accounts payable                                                              $1,398,842                   $1,050,956
  Accrued expenses and other liabilities                                           575,748                      654,527
  Current maturities of long-term debt                                             447,578                      369,863
                                                                          -----------------            -----------------
             TOTAL CURRENT LIABILITIES                                           2,422,168                    2,075,346

LONG-TERM DEBT, net of current portion                                           1,481,914                    1,570,305
Other liabilities                                                                  408,018                      392,705
                                                                          -----------------            -----------------
             TOTAL LIABILITIES                                                   4,312,100                    4,038,356
                                                                          -----------------            -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock                                                                1,355,505                      577,200
  Common Stock                                                                     145,413                      143,992
  Additional  Paid-in-capital                                                    9,739,282                    9,704,248
  Accumulated Deficit                                                           (7,443,101)                  (6,840,930)

                                                                          -----------------            -----------------

             TOTAL STOCKHOLDERS' EQUITY                                          3,797,099                    3,584,510

                                                                          -----------------            -----------------

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                      $8,109,199                   $7,622,866
                                                                          =================            =================

                             ARTHUR TREACHER 'S INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS

                                                                         September 29, 1997                  September 30, 1996
                                                                              through                             through
                                                                         December 28, 1997                   December 29, 1996
                                                                            (unaudited)                          (unaudited)
                                                                            -----------                          -----------

TOTAL REVENUE                                                                      $ 6,299,485                       $ 4,094,975

OPERATING EXPENSES
   Cost of sales, including occupancy,
          except depreciation                                                        3,110,421                         1,988,899
   Operating expenses                                                                2,562,548                         1,398,079
   Depreciation and Amortization                                                       284,112                           116,170
   General and Administrative and Franchise services                                   455,167                           636,248
                                                                       ------------------------            ----------------------

                             TOTAL COSTS AND EXPENSES                                6,412,248                         4,139,396

                                    LOSS FROM OPERATIONS                              (112,763)                          (44,421)

OTHER EXPENSE, net
  Interest expense                                                                      46,175                            36,186
  Loss on sale of property                                                              36,641                                 0
  Other                                                                                 25,000                            37,999
                                                                       ------------------------            ----------------------
                                                                                       107,816                            74,185


                                                           NET LOSS                 $ (220,579)                       $ (118,606)
                                                                       ------------------------            ----------------------

Undeclared preferred stock dividends                                                    (8,930)                           (2,180)
                                                                       ------------------------            ----------------------

NET LOSS  Available for common shareholders                                         $ (229,509)                       $ (120,786)

                                                                       ========================            ======================

Basic earnings (loss) per share                                                        $ (0.02)                          $ (0.01)
                                                                       ========================            ======================

Diluted earnings (loss) per share                                                      $ (0.02)                          $ (0.01)
                                                                       ========================            ======================

AVERAGE SHARES OUTSTANDING                                                          14,494,128                        13,244,930
                                                                       ========================            ======================

                             ARTHUR TREACHER 'S INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTH PERIODS

                                                                             July 1, 1997                      July 1, 1996
                                                                               through                            through
                                                                          December 28, 1997                  December 29, 1996
                                                                             (unaudited)                         (unaudited)
                                                                             -----------                         -----------

TOTAL REVENUE                                                                   $ 12,185,251                      $ 6,355,587

OPERATING EXPENSES
   Cost of sales, including occupancy,
          except depreciation                                                      6,173,124                        3,171,275
   Operating expenses                                                              4,995,634                        2,262,789
   Depreciation and Amortization                                                     546,205                          184,844
   General and Administrative and Franchise services                                 893,901                        1,064,663
                                                                     ------------------------           ----------------------

                            TOTAL COSTS AND EXPENSES                              12,608,864                        6,683,571

                                    LOSS FROM OPERATIONS                            (423,613)                        (327,984)

OTHER EXPENSE
    Interest expense                                                                  91,919                           74,185
     Loss on sale of property                                                         36,641                           24,994
     Other                                                                            49,998                           93,444
                                                                     ------------------------           ----------------------
                                                                                     178,558                          192,623

                                                         NET LOSS                 $ (602,171)                      $ (520,607)
                                                                     ------------------------           ----------------------

Undeclared preferred stock dividends                                                 (10,188)                          (4,360)
                                                                     ------------------------           ----------------------


NET LOSS  Available for common shareholders                                       $ (612,359)                      $ (524,967)
                                                                     ========================           ======================

Basic earnings (loss) per share                                                      $ (0.04)                         $ (0.04)
                                                                     ========================           ======================

Diluted earnings (loss) per share                                                    $ (0.04)                         $ (0.04)
                                                                     ========================           ======================

AVERAGE SHARES OUTSTANDING                                                        14,446,788                       12,195,463
                                                                     ========================           ======================

                             ARTHUR TREACHER'S, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE SIX MONTH PERIODS


                                                                                       July 1, 1997             July 1, 1996
                                                                                         Through                   Through
                                                                                    December 28, 1997        December 29, 1996
                                                                                   -------------------     --------------------

Operating activities:
             Net loss                                                                        (602,171)               (520,607)
Adjustments to reconcile net loss to net cash
          provided by ( used in ) operating activities:
             Depreciation and amortization                                                    546,205                 184,844
             Loss on disposition of property                                                   36,641                  24,994
             Changes in Operating assets and liabilities
                Accounts receivable                                                           (15,688)                (35,791)
                Deposits and other assets                                                     (37,110)               (189,531)
                Prepaid expenses                                                              (31,865)                (77,905)
                Inventory                                                                       2,656                (195,157)
                Accounts payable                                                              347,886                 301,346
                Accrued expenses and other liabilities                                        (63,466)                339,641
                                                                                   -------------------     -------------------
                         Net cash provided by (used in) operating activities                  183,088                (168,166)
                                                                                   -------------------     -------------------


Investing activities:
             Purchase acquisitions of restaurants                                                                  (1,842,681)
             Capital expenditures                                                            (192,093)               (215,446)
             Proceeds from disposition of property                                            246,102                  19,500
                                                                                   -------------------     -------------------
                         Net cash provided by (used in) investing activities                   54,009              (2,038,627)

                                                                                   -------------------     -------------------


Financing activities:
             Issuance of common stock                                                          22,650               5,105,496
             Issuance of preferred stock                                                      990,000
             Cash received from common stock subscribed                                                               381,687
             Stock issuance costs                                                            (197,890)                      -
             Proceeds from long term debt                                                     157,216                       -
             Principal payments on long-term debt                                            (167,892)               (790,110)
                                                                                   -------------------     -------------------
                         Net cash provided by (used in) financing activities                  804,084               4,697,073
                                                                                   -------------------     -------------------

Increase in cash and cash equivalents                                                       1,041,181               2,490,280

Cash and cash equivalents beginning of period                                                 867,847                 990,683
                                                                                   -------------------     -------------------
Cash and cash equivalents end of six months                                               $ 1,909,028             $ 3,480,963
                                                                                   ===================     ===================

Supplemental disclosure of cash flow information:
             Cash paid for interest                                                          $ 68,217                $ 14,506
                                                                                   ===================     ===================

Supplemental disclosure of noncash transactions:
             Long-term debt assumed in restaurant purchases                                                          $ 74,562
                                                                                   ===================     ===================
             Common stock conversion rights issued for restaurant purchases                                          $ 68,750
                                                                                   ===================     ===================
             Series A Preferred Stock exchanged for common stock                             $ 74,400
                                                                                   ===================     ===================
             Common stock issued for stock issuance cost                                     $ 36,420
                                                                                   ===================     ===================
             Other assets received on sale of property                                       $ 80,119
                                                                                   ===================     ===================
             Proceeds from issuance of Preferred Stock
                                     allocated to warrants                                  $ 137,295
                                                                                   ===================     ===================

                           ARTHUR TREACHER'S, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 28, 1997


NOTE  1 - BASIS OF PRESENTATION

         The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange

Commission, and reflect all adjustments which, in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in the Form 10-KSB for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission on September 29, 1997.

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The interim consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries.

         MIE Hospitality, Inc., a wholly owned subsidiary, which operates 31 Arthur Treacher's Fish and Chips restaurants in Pennsylvania, New York, New Jersey and Delaware.

         Arthur Treacher's Management Co., a wholly-owned subsidiary, provides payroll services to the company.

         Arthur Treacher's Advertising Co., a wholly-owned subsidiary, provides certain advertising services to the company and the franchisees.

Earnings Per Share

Effective December 28, 1997 the Company implemented the provisions of Statement of Financial Accounting Standards #128 "Earnings Per Share". All earnings per share information presented has been restated to reflect the provisions of this statement.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position..

The Company entered into an agreement with the former president and Chief Executive Officer to provide consulting services to the company at a rate of $100,000 per year for two years, which commenced June 1, 1996 and terminate on May 31, 1998.


NOTE 4 - STOCKHOLDER'S EQUITY

In November and December 1997, the Company consummated a private placement to six accredited investors under Regulations D of the Securities Act of 1933 with respect to units consisting of shares of its Series C Preferred Stock and Warrants to purchase shares of Common Stock for aggregate proceeds of $990,000. On November 25, 1997 the Company sold an aggregate of 8,100 shares of Preferred Stock and Warrants to purchase an aggregate of 121,500 shares of Common Stock. On December 23, 1997, the Company sold an aggregate of 1,800 shares of Preferred Stock and Warrants to purchase 27,000 shares of Common Stock.

The Preferred Stock is entitled to a cumulative dividend of 10 percent per annum, payable semi-annually, if and when the Board declares a dividend. The Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $3.125 per share of Common Stock.

The Company is utilizing the proceeds for unit expansion and working capital needs.

On November 14, 1997 the holders of the Series A Preferred Stock were issued 111,600 shares of common stock in exchange for 74,400 shares, plus accrued and unpaid interest of the outstanding shares of the Series A Preferred Stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995.

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward -looking terminology such as "believes", "expects", "may", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward looking statements made by or on behalf of the Company. Such factors include but are not limited to changing market conditions, the impact of competition, pricing and acceptance of the Company's products.

Overview

The Company's principal source of revenues are from the operations of the Company owned restaurants and the receipt of royalties from franchisees. The Company's cost of sales includes food, paper supplies and occupancy costs (rent, utilities, etc.) of company owned restaurants. Operating expenses include labor costs, advertising and general expenses at Company owned restaurants. Franchise services include fees payable to regional representatives and other marketing and franchise support cost. General and administrative expenses include cost incurred for corporate support and administration, including the salaries and related expenses of personnel at the Company headquarters in Jacksonville, Florida, the cost of operating the headquarters' offices (rent and other occupancy costs) and certain related cost ( professional fees, communications, travel, etc.).

General

On December 12, 1997 the Company announced the signing of a letter of intent to purchase Seattle Crab Company. Seattle Crab Company's subsidiaries include: a northwest-based chain named "Skipper's" which consist of 91 quick service seafood restaurants and "Seattle Crab" with 2 full service casual dining restaurants. Arthur Treacher's is currently the third largest quick service seafood chain while Skipper's is the fourth largest.

On February 2, 1998 the Company announced they have agreed to expand their co-branding concept with Miami Subs, to an additional six to nine restaurant locations. The first co-branded concept store, located in Bergenfield, New Jersey, was opened in November 1997. Results from the location have shown significant sales levels over the three month test period and were extremely encouraging. Both companies are very optimistic about the opportunities that exist with this concept.

Results of Operations

The following discussions are based on the financial results for the following periods :

           o  Unaudited interim financial statements for the three months ended
              December 28, 1997 and three months ended December 29, 1996.
           o  Unaudited interim financial statements for the six months ended
              December 28, 1997 and three months ended December 29, 1996.

The results for the above mentioned periods ended December 29, 1996 do not include the operations of M.I.E. Hospitality, Inc. (M.I.E.) prior to its acquisition on November 27, 1996.

1997 Three months and 1996 Three months

The company's total revenues increased 53.8% or $2,204,510 to $6,299,485 for the three month period ended December 28, 1997 compared to the same period last year. The increase is a result of operating the M.I.E. division for the full 13 week period ended December 28, 1997 compared to the 5 weeks of operation for the period ended December 29, 1996.

The company's total costs and expenses increased 54.9% or $2,272,852 to $6,412,248 for the three month period ended December 28, 1997 compared to the same period last year. Of the increase, $1,970,298 or 86.7% was attributable to cost and expenses incurred by the M.I.E. division from September 30, 1997 through November 26, 1997. Additional cost incurred in the three month period ended December 28, 1997 was a function of the acquisition of three additional restaurants in 1997.

The most significant increase from revenues came from net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) increased 49.7% or $1,828,519 to $5,505,395 compared to the same period last year of $3,676,876. The increase was attributable to the net restaurant sales generated by the M.I.E. division for a full 13 week period ended December 28, 1997 compared to the post acquisition 5 week period of operation for the period ended December 29, 1996. Franchise and royalty income decreased 28.7% or $72,697 to $180,163 for the quarter ended December 28, 1997 primarily due to the acquisition of M.I.E. Hospitality, Inc. its former 31 restaurant franchisee. Regional representative fees decreased in conjunction with the decline in royalty revenue compared to the same period last year.

Cost of sales from restaurant operations improved to 34.3% on net restaurant sales for the three month period ended December 28, 1997 compared to 34.7% for the same period last year.

General and Administrative cost increased 7.6% or $25,705 to $364,290 for the three month period ended December 28, 1997 compared to $338,585 for the same period last year. This was primarily a result of various legal fees incurred for litigation and the legal and accounting charges incurred for the SEC and NASDAQ registration and listing. Although there was an increase of $25,705 for the three month period ended December 28, 1997, General and Administrative expense decreased by 2.5% as a percentage to total revenue.

Interest expense increased 27.6% or $9,989 to $46,175 for the three month period ended December 28, 1997 compared to $36,186 for the same period last year. The increase in interest expense was a function of increased debt financing for recent acquisitions, new store construction and renovations.

Depreciation and amortization increased 144.6% or $167,942 to $284,112 for the period ended December 28, 1997 compared to $116,170 for the same period last year. This increase was primarily driven by acquisitions, new store construction and renovations.

The Company considers earnings before interest, taxes, depreciation and amortization to be another indicator of performance. For the three month period ended December 28, 1997 earnings before interest, taxes, depreciation and amortization increased by 225.1% or $75,958 to $109,708 compared to $33,750 for the same period last year. This improvement is primarily a result of a $466,857 contribution from restaurant operations by the M.I.E. division for the three month period ended December 28, 1997.

                                             9/29/97           9/30/96
                                             Through           Through
                                            12/28/97          12/29/96

LOSS FROM OPERATIONS                        $(112,763)        (44,421)
LESS  :  Loss on sale of property              36,641             -0-
         Other                                 25,000          37,999
ADD  :   Depreciation and
         Amortization                         284,112         116,170
                                              -------         -------

         EBITDA                              $109,708         $33,750


As a result of the foregoing, the Company's net loss increased 86% or ($101,973) to ($220,579) for the three month period ended December 28, 1997 compared to a net loss of ($118,606) for the same period last year. A significant portion of the increased loss was due to the increase in depreciation and amortization expenses as discussed above.



1997 Six months and 1996 Six months

The company's total revenues increased 91.7% or $5,829,664 to $12,185,251 for the six month period ended December 28, 1997 compared to the same period last year. The increase is a result of operating the M.I.E. division for the full 26 week period ended December 28, 1997 compared to the 5 weeks of operation for the period ended December 29, 1996.

The company's total costs and expenses increased 88.7% or $5,925,293 to $12,608,864 for the six month period ended December 28, 1997 compared to the same period last year. Of the increase, $4,945,806 or 83.5% was attributable to cost and expenses incurred by the M.I.E. division from July 1, 1997 through November 26, 1997. Additional cost incurred in the six month period ended December 28, 1997 was a function of the acquisition of three additional restaurants in 1997 and two in September 1996.

The most significant increase from revenues came from net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) increased 93.2% or $5,104,969 to $10,581,365 compared to the same period last year of $5,476,396. The increase was attributable to the net restaurant sales generated by the M.I.E. division for a full 26 week period ended December 28, 1997 compared to the post acquisition 5 week period of operation for the period ended December 29, 1996.. Franchise and royalty income decreased 30% or $167,911 to $392,772 for the six months ended December 28, 1997 primarily due to the acquisition of M.I.E. Hospitality, Inc. its former 31 restaurant franchisee and several other franchise locations. Regional representative fees decreased in conjunction with the decline in royalty revenue compared to the same period last year.

Cost of sales from restaurant operations improved by 2.4% to 34.5% on net restaurant sales for the six month period ended December 28, 1997 compared to 36.9% for the same six month period last year.

General and Administrative cost increased 12.6% or $79,892 to $714,569 for the six month period ended December 28, 1997 compared to $634,677 for the same period last year. This was primarily a result of various legal fees incurred for litigation and the legal and accounting charges incurred for the SEC and NASDAQ registration and listing. Although there was an increase of $79,892 for the six month period ended December 28, 1997, General and Administrative expense decreased by 4.1% as a percentage to total revenue.

Interest expense increased 23.9% or $17,734 to $91,919 for the six month period ended December 28, 1997 compared to $74,185 for the same period last year. The increase in interest expense was a function of increased debt financing for recent acquisitions, new store construction and renovations.

Depreciation and amortization increased 195.5% or $361,361 to $546,205 for the six month period ended December 28, 1997 compared to $184,844 for the same period last year. This increase was primarily driven by acquisitions, new store construction and renovations.

The Company considers earnings before interest, taxes, depreciation and amortization to be another indicator of performance. For the six month period ended December 28, 1997 earnings before interest, taxes, depreciation and amortization increased by $297,531 to $35,953 compared to a loss of ($261,578) for the same period last year. This improvement is primarily a result of a $815,022 contribution from restaurant operations by the M.I.E.
division for the six month period ended December 28, 1997.

                                              7/1/97            7/1/96
                                              Through           Through
                                             12/28/97          12/29/96

LOSS FROM OPERATIONS                         (423,613)         (327,984)
LESS  :  Loss on sale of property              36,641            24,994
         Other                                 49,998            93,444
ADD  :   Depreciation and
               Amortization                   546,205           184,844
                                            ---------         ---------

         EBITDA                               $35,953         $(261,578)

As a result of the foregoing, the Company's net loss increased 15.7% or ($81,564) to ($602,171) for the six month period ended December 28, 1997 compared to a net loss of ($520,607) for the same period last year. A significant portion of the increased loss was due to the increase in depreciation and amortization expenses as discussed above.


LIQUIDITY

The Company has financed its operations principally from revenues derived from Company owned restaurants, franchise royalties, private placements of equity and credit lines from various financial institutions. The Company's current assets exceeded its current liabilities by $146,192 at December 28, 1997 compared to current liabilities exceeding current assets by $ 599,694 at June 30, 1997. The Company had cash and short term investments of $1,909,028 at December 28, 1997 compared to $ 867,847 at June 30, 1997.

Over the past 21 months the Company has been successful in the equities market raising over $ 8,495,313 to fund acquisitions, develop the Seafood Grille concept and provide working capital. On December 23, 1997, the Company completed a Private Placement Offering of Series C 10% Cumulative Redeemable Preferred Stock and Common Stock Purchase Warrants with proceeds for an aggregate amount of $990,000.

The Company anticipates that the proceeds from the Series C offering in addition to a $750,000 credit line with a financial institution will be used for capital expenditures related to the Seafood Grille concept, restaurant renovations in northeast Ohio and central Pennsylvania and working capital.

On June 1, 1998 a promissory note of $1,139,563 related to the acquisition of MIE, requires a semi-annual principal payment of $113,956 in addition to the 8% interest payment which began on June 1, 1997. Also, on September 1, 1998 a promissory note in the amount of $390,418 is payable in full to Magee Industrial Enterprises.

The Company's net loss increased 86% and 15.7% or ($101,973) and ($81,564) to ($220,579) and ($602,171) for the three month and six month periods ended December 28, 1997 respectively, compared to a net loss of ($118,606) and ($520,607) for the same periods last year respectively. A significant portion of the increased loss was due to the increase in depreciation and amortization expenses.

The Company increased earnings before interest, taxes, depreciation and amortization by $75,958 and $297,531 to $109,708 and $35,953 for the three month and six month periods ended December 28, 1997 respectively, compared to $33,750 and a loss of ($261,578) for the same periods last year respectively.

The Company believes that with its current cash resources, cash flow from operations and the proceeds from its Series C Preferred Stock, there will be adequate working capital through December 28, 1998. In the event that the Company needs additional working capital to finance its operations or capital expenditures, the Company believes it could meet its needs through additional borrowings or the sale of additional equity, although there can be no assurance that the Company will be successful in obtaining such financing or equity.

SEASONALITY

The Company derives a significant portion of its sales during the November and December ("Christmas") and March/April ("Easter") holiday seasons, some of which have been reflected in the Company's operating results for the three month period ended December 28, 1997. These seasonal effects are dependent upon the general retailing environment in the regions that the Company operates in. Approximately 70% of the Company's restaurants are in shopping malls while the remaining 30% are freestanding units or strip center locations. The Company derives approximately 36.6% of its total annual revenues from operations during the Christmas and Easter holiday seasons.

PART II  OTHER INFORMATION



Item 1                    Legal Proceedings


ATAC Corporation and Patrick Cullen v. Arthur Treacher's, Inc. and James Cataland, Case No. 1:95CV 1032, in the U.S. District Court, Northern District,

Ohio Eastern Division

On November 15, 1994, the Company terminated the agency agreement of a Regional Development Representative, ATAC Corporation ("ATAC"), on the grounds that ATAC breached the agreement by assigning the agency agreement to a third party without the consent of the Company. ATAC claims that the company was aware of and consented to the third-party assignment. The Company is unaware of any document signed by a properly authorized representative of the Company formally authorizing or consenting to the assignment.

On May 9, 1995, ATAC filed the action and alleged that the Company terminated the contract without cause, tortuous interference with other business relationships, wrongful conversion of the territory and committed restraint of trade and price-fixing, breach of contract, fraud, RICO and conversion. ATAC originally demanded a minimum of $2,750,000 in compensatory damages and $6,000,000 in punitive damages.

In response to the original complaint, the Company filed a motion to dismiss all of the claims. In addition, the Company filed a counterclaim against ATAC seeking a Declaratory Judgment that ATAC does not have a service contract with the Company in certain areas which the Company does business, that ATAC has committed breach of contract and that the Company is entitled to indemnification for previous lawsuits which have occurred because of the actions of ATAC on behalf of the Company.

ATAC has twice amended the claims and allegations of the original complaint. In the Third Amended Complaint, ATAC asserts claims against the Company and the Company's former President, James Cataland, for fraud, breach of contract, tortuous interference with contract, violations of the Ohio Business Opportunity Act, violations of the Ohio Consumer Sales Practices Act, and breach of fiduciary duty. ATAC seeks in excess of $10,000,000 in compensatory, punitive, and statutory damages from the Company.

In response to the Third Amended Complaint, the Company has filed a motion for judgment on the pleadings with respect to ATAC's claims for breach of fiduciary duty and under the Consumers Sales Practices and Business Opportunity Acts. The Company has also requested that the district court dismiss the claims against the Company's former President. ATAC has expressed a desire to file a Fourth Amended Complaint. The Company intends to file motions for summary judgment with respect to all of ATAC's claims which remain after the district rules on the Company's motion for judgment on the pleadings. The lawsuit is now scheduled for trial in June 1998.

The Company originally believed that the lawsuit was an attempt by plaintiffs to regain the territory by forcing the Company to defend expensive litigation at significant expense and that the plaintiffs' claims are without merit. The Company now understands that ATAC solely seeks damages from the Company. The Company still believes that ATAC's claims are meritless. The Company's attorneys have indicated that they intend to vigorously defend the Company from the claims made by ATAC and pursue any counterclaims.



Item 2           Changes in Securities and Use of Proceeds


In November and December 1997, the Company consummated a private placement to six accredited investors under Regulation D of the Securities Act of 1933 with respect to units consisting of shares of its Series C Preferred Stock (the "Preferred Stock") and warrants to purchase shares of Common Stock (the "Warrants") for aggregate gross proceeds $990,000. On November 25, 1997, the Company sold an aggregate of 8,100 shares of Preferred Stock and Warrants to purchase an aggregate of 121,500 shares of Common Stock. On December 23, 1997, the Company sold an aggregate of 1,800 shares of Preferred Stock and Warrants to purchase 27,000 shares of Common Stock.

The Company offered the units through Burnham Securities, Inc., who received a selling commission of an aggregate of $79,200 or eight percent of the gross proceeds of the private placement.

The Preferred Stock is entitled to a cumulative dividend of 10 percent per annum, payable semi-annually, if and when the Board declares a dividend. Accordingly, no dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Preferred Stock. The holders of the Preferred Stock are not entitled to vote, except as required by law. The Preferred Stock is entitled to a liquidation preference of $100 per share, plus any accrued and unpaid dividends. The Preferred Stock may be redeemed by the Company at a redemption price of $100 per share, plus all accrued dividends, commencing October 31, 1999.

The Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $3.125 per share of Common Stock (the "Warrant Shares"). The Warrants may be exercised for five years commencing October 1, 1998. Each holder has the right to have the Company include the Warrant Shares in any registration statement filed with the Securities and Exchange Commission within five years of the closing of the private placement, subject to the approval of the managing underwriter of such offering.

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

                                                     ARTHUR TREACHER'S, INC.

                                                     (Registrant)

                                                     /s/Frank Brown
                                                     ---------------------
                                                     FRANK BROWN
                                                     President, Chief Executive
                                                     Officer and Treasurer

                                                     Date:  February 11, 1998