Form 10QSB
period 1998-03-29
ARTHUR TREACHERS INC /FL/
filed 1998-05-13
CIK 1016951

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                  FORM 10 - QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 ( D )
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                           Commission File Number
        March 29, 1998                                   0-22315

                             ARTHUR TREACHER'S, INC.
                         7400 Baymeadows Way, Suite 300
                           Jacksonville, Florida 32256
                                ( 904 ) 739-1200


          UTAH                                      34-1413104
( State of Incorporation )                 ( I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No ___

At May 12, 1998, the latest practicable date, there were 14,607,259 shares of Common Stock outstanding, $.01 par value.

                             ARTHUR TREACHER'S INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----

     Item  1.  Unaudited Financial Statements :

               Consolidated Balance Sheets as of
               March 29, 1998 and June 30, 1997                            3-4

               Consolidated Statements of Operations for the Three
               Month Periods December 29, 1997 through March 29,
               1998 and December 30, 1996 through March 30, 1997            5

               Consolidated Statements of Operations for the Nine
               Month Periods July 1, 1997 through March 29, 1998 and
               July 1, 1996 through March 30, 1997                          6

               Consolidated Statement of Cash Flows for the Nine
               Month Periods July 1, 1997 through March 29, 1998 and
               July 1, 1996 through March 30, 1997                          7

               Notes to Interim Consolidated Financial Statements          8-9

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition              10-16

PART II. OTHER INFORMATION                                                17-23

                              ARTHUR TREACHER'S INC

                           CONSOLIDATED BALANCE SHEETS

                        MARCH 29, 1998 AND JUNE 30, 1997

       ASSETS                                                March                 June
       ------                                                1998                  1997
                                                         ( unaudited )          ( audited )
                                                         -------------          -----------
 CURRENT ASSETS
   Cash and short-term investments                        $1,457,247            $  867,847
   Accounts receivable, net of allowance
     for doubtful accounts of  $28,653 in March
      1998 and $25,900 in June 1997                          184,870               137,598
   Inventories                                               263,965               288,663
   Prepaid Expenses                                          220,577               181,544
   Other                                                       6,208                     0
                                                         -------------          ----------
              TOTAL CURRENT ASSETS                         2,132,867             1,475,652
                                                         -------------          ----------

 OTHER ASSETS
   Security deposits                                         204,213               151,451
   Goodwill, net of accumulated amortization                 304,771               317,016
   Other                                                      81,972                 8,233
                                                         -------------          ----------
              TOTAL OTHER ASSETS                             590,956               476,700
                                                         -------------          ----------

 PROPERTY AND EQUIPMENT, at cost
   Land                                                            0               150,000
   Buildings                                                 156,300               306,300
   Leasehold improvements                                  4,238,227             4,160,812
   Furniture, Fixtures and Equipment                       3,260,995             3,166,180
                                                         -------------          ----------
              TOTAL PROPERTY AND EQUIPMENT                 7,655,522             7,783,292

 Less - accumulated depreciation                           2,900,712             2,112,778

              PROPERTY AND EQUIPMENT, NET                  4,754,810             5,670,514

                                                         -------------          ----------

              TOTAL ASSETS                                $7,478,633            $7,622,866
                                                         =============          ==========

                              ARTHUR TREACHER'S INC

                           CONSOLIDATED BALANCE SHEETS

                        MARCH 29, 1998 AND JUNE 30, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)               March                 June
       ------                                                1998                  1997
                                                         ( unaudited )          ( audited )
                                                         -------------          -----------
CURRENT LIABILITIES
  Accounts payable                                         $1,442,900           $1,050,956
  Accrued expenses and other liabilitie                       542,829              654,527
  Current maturities of long-term debt                        405,930              369,863
                                                           ------------         -----------
           TOTAL CURRENT LIABILITIES                        2,391,659            2,075,346

LONG-TERM DEBT, net of current portion                      1,445,535            1,570,305
Other liabilities                                             408,018              392,705
                                                           ------------         -----------
           TOTAL LIABILITIES                                4,245,212            4,038,356
                                                           ------------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock                                           1,355,505              577,200
  Common Stock                                                145,972              143,992
  Additional  Paid-in-capital                               9,860,881            9,704,248
  Accumulated Deficit                                      (8,128,937)          (6,840,930)
                                                           ------------         -----------

           TOTAL STOCKHOLDERS' EQUITY                       3,233,421            3,584,510

                                                           ------------         -----------

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                 $7,478,633           $7,622,866
                                                           ============         ===========

                             ARTHUR TREACHER 'S INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED

                                                                       December 29, 1997          December 30, 1996
                                                                             through                    through
                                                                         March 29, 1998             March 30, 1997
                                                                           (unaudited)                (unaudited)
                                                                           -----------                -----------
TOTAL REVENUE                                                                $ 4,961,334                $ 5,458,428

OPERATING EXPENSES
  Cost of sales, including occupancy,
     except depreciation                                                       2,978,084                  3,091,386
  Operating expenses                                                           1,833,383                  1,873,652
  Depreciation and Amortization                                                  281,697                    269,715
  General and Administrative and Franchise services                              478,048                    623,559
                                                                       ------------------         ------------------

                             TOTAL COSTS AND EXPENSES                          5,571,212                  5,858,312

                                     LOSS FROM OPERATIONS                       (609,878)                  (399,884)

OTHER EXPENSE, net
  Interest expense                                                                50,959                     40,391
  Other                                                                           24,999                    271,431
                                                                       ------------------         ------------------
                                                                                  75,958                    311,822


                                    NET LOSS                                  $ (685,836)                $ (711,706)
                                                                       ------------------         ------------------

Undeclared preferred stock dividends                                             (20,570)                    (2,180)
                                                                       ------------------         ------------------

NET LOSS  Available for common shareholders                                   $ (706,406)                $ (713,886)
                                                                       ==================         ==================

Basic (loss) per share                                                           $ (0.05)                   $ (0.05)
                                                                       ==================         ==================

Diluted (loss) per share                                                         $ (0.05)                   $ (0.05)
                                                                       ==================         ==================

AVERAGE SHARES OUTSTANDING                                                     14,563,615                 14,364,563
                                                                       ==================         ==================

                             ARTHUR TREACHER 'S INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED

                                                                   July 1, 1997        July 1, 1996
                                                                     through              through
                                                                  March 29, 1998      March 30, 1997
                                                                    (unaudited)         (unaudited)
                                                                    -----------         -----------
TOTAL REVENUE                                                       $ 17,628,596          11,992,778

OPERATING EXPENSES
     Cost of sales, including occupancy,
          except depreciation                                          9,156,117           6,245,065
   Operating expenses                                                  7,306,045           4,541,816
   Depreciation and Amortization                                         827,808             454,998
   General and Administrative and Franchise services                   1,372,116           1,478,767
                                                                  ---------------     ---------------

                             TOTAL COSTS AND EXPENSES                 18,662,086          12,720,646

                                     LOSS FROM OPERATIONS             (1,033,490)          (727,868)

OTHER EXPENSE, net
  Interest expense                                                       142,878             114,576
  Loss on sale of property                                                36,641              24,994
  Other                                                                   74,998             364,875
                                                                  ---------------     ---------------
                                                                         254,517             504,445

                                 NET LOSS                           $ (1,288,007)        $ (1,232,313)
                                                                  ---------------     ---------------

Undeclared preferred stock dividends                                     (30,758)              (6,540)
                                                                  ---------------     ---------------

NET LOSS  Available for common shareholders                           (1,318,765)          (1,238,853)
                                                                  ===============     ===============

Basic (loss) per share                                                   $ (0.09)             $ (0.10)
                                                                  ===============     ===============

Diluted (loss) per share                                                 $ (0.09)             $ (0.10)
                                                                  ===============     ===============

AVERAGE SHARES OUTSTANDING                                            14,485,664           12,918,496
                                                                  ===============     ===============

                             ARTHUR TREACHER'S, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           FOR THE NINE MONTH PERIODS

                                                                  July 1, 1997          July 1, 1996
                                                                     through               through
                                                                  March 29, 1998       March 30, 1997
Operating activities:
           Net loss                                                   $ (1,288,007)       $  (1,232,313)
Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                                   827,808             454,998
           Common stock issued for services                                 20,758
           Loss on disposition of restaurants                               36,641              24,994
           Changes in Operating assets and liabilities
             Accounts receivable                                           (47,272)            (22,492)
             Deposits and other assets                                     (52,590)           (124,941)
             Prepaid expenses                                              (39,033)           (258,995)
             Inventories                                                    24,698            (221,884)
             Accounts payable                                              391,944             214,726
             Accrued expenses and other liabilities                        (96,385)             62,949
                                                                  -----------------      --------------
                      Net cash used in operating activities               (221,438)         (1,102,958)
                                                                  -----------------      --------------


Investing activities:
           Purchase acquisitions of restaurants                                             (1,842,681)
           Capital expenditures                                           (262,721)           (929,343)
           Proceeds from disposition of property                           246,102              19,500
                                                                  -----------------      --------------
                     Net cash used in investing activities                 (16,619)         (2,752,524)
                                                                  -----------------      --------------

Financing activities:
          Issuance of common stock                                         124,050           5,045,595
          Issuance of preferred stock                                      990,000
          Cash received from common stock subscribed                                           381,687
          Stock issuance costs                                            (197,890)
          Proceeds from long term debt                                     157,216             220,506
          Principal payments on long-term debt                            (245,919)         (1,043,717)
                                                                  -----------------      --------------
                    Net cash provided by financing activities              827,457           4,604,071
                                                                  -----------------      --------------

Increase in cash and cash equivalents                                      589,400             748,589


Cash and cash equivalents beginning of period                              867,847             990,683
                                                                  -----------------      --------------
Cash and cash equivalents end of nine months                           $ 1,457,247         $ 1,739,272
                                                                  =================      ==============

Supplemental disclosure of cash flow information:
            Cash paid for interest                                       $ 121,878            $ 86,576
                                                                  =================      ==============

Supplemental disclosure of noncash transactions:
            Long term debt assumed in restaurants                                            $ 222,576
                                                                  =================      ==============
            Common stock conversion rights issued for
            restaurant purchases                                                              $ 68,750
                                                                  =================      ==============
            Series A Preferred Stock exchanged for common stock           $ 74,400
                                                                  =================      ==============
            Common stock issued for stock issuance cost                   $ 36,420
                                                                  =================      ==============
            Other assets received on sale of property                     $ 80,119
                                                                  =================      ==============
            Proceeds from issuance of Preferred Stock
                                 Allocated to warrants                   $ 137,295
                                                                  =================      ==============

                             ARTHUR TREACHER'S, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 1998

NOTE 1 - BASIS OF PRESENTATION

         The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in the Form 10-KSB for the fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission on September 29, 1997.

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The interim consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries,

         MIE Hospitality, Inc., a wholly owned subsidiary: which operates 31 Arthur Treacher's Fish and Chips restaurants in Pennsylvania, New York,
New Jersey and Delaware.

         Arthur Treacher's Management Co., a wholly-owned subsidiary, provides payroll services to the company.

         Arthur Treacher's Advertising Co., a wholly-owned subsidiary, provides certain advertising services to the company and the franchisees.

Earnings Per Share

Effective December 28, 1997, the Company implemented the provisions of Statement of Financial Accounting Standards #128 "Earnings Per Share". All earnings per share information presented has been restated to reflect the provisions of this statement.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the

Company's consolidated results of operations or financial position..

The Company entered into an agreement with the former president and Chief Executive Officer to provide consulting services to the company at a rate of $100,000 per year for two years, which commenced June 1, 1996, and terminates on May 31, 1998.

 NOTE 4 - STOCKHOLDER'S EQUITY

In November and December 1997, the Company consummated a private placement to six accredited investors under Regulation D of the Securities Act of 1933 with respect to units consisting of shares of its Series C Preferred Stock and Warrants to purchase shares of Common Stock for aggregate proceeds of $990,000. On November 25, 1997, the Company sold an aggregate of 8,100 shares of Series C Preferred Stock and Warrants to purchase an aggregate of 121,500 shares of Common Stock. On December 23, 1997, the Company sold an aggregate of 1,800 shares of Series C Preferred Stock and Warrants to purchase 27,000 shares of Common Stock.

The Preferred Stock is entitled to a cumulative dividend of 10 percent per annum, payable semi-annually, if and when the Board declares a dividend. The Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $3.125 per share of Common Stock.

The Company is utilizing the proceeds for unit expansion and working capital needs.

On November 14, 1997, the holders of the Series A Preferred Stock were issued 111,600 shares of common stock in exchange for 74,400 shares, plus accrued and unpaid interest of the outstanding shares of the Series A Preferred Stock.

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

General

On December 12, 1997, the Company announced the signing of a letter of intent to purchase Seattle Crab Company, Inc. Seattle Crab Company's restaurants, which are located in the northwestern United States, include 91 "Skipper's" quick service seafood restaurants and one "Seattle Crab" full service casual dining restaurants. Seattle Crab Company, Inc. owns and operates 87 restaurants and has five franchises. Arthur Treacher's is the third largest quick service seafood chain in the Unites States and Skipper's is the fourth largest.

The purchase price for the proposed acquisition is $11,950,000 consisting of $7,500,000 in cash and a promissory note in the principal amount of $4,450,000, which note will be convertible into shares of the Company's Common Stock at the option of the Company. The closing of the acquisition of Seattle Crab Company, Inc., of which there can be no assurance, is contingent upon the execution of a definitive purchase agreement, completion by the Company of a debt or equity financing for the $7,500,000 cash portion of the purchase price and certain other contingencies.

On February 2, 1998, the Company announced that it would expand its co-branding concept with Miami Subs Corp. to an additional six to nine Miami Subs or Arthur Treacher's locations, which will offer both Miami Subs and the Company's products. Miami Subs Corp. restaurant chain consist of Miami Subs quick service restaurants, which feature fresh foods such as submarine sandwiches, hamburgers and various ethnic foods, in the eastern United States. The first co-branded concept store, located in Bergenfield, New Jersey, began being managed by the Company and offering the Company's products in November 1997. The location has generated significant sales levels over the six month test period. The Company is optimistic about the opportunities to increase revenues with the co-brand concept. The Company is negotiating with Miami Subs Corp. to acquire Miami Subs Corp. through an exchange of shares of common stock of the Company for the common stock of Miami Subs corp., although there is no assurance that such an acquisition will be consumated.

Results of Operations

The following discussions are based on the financial results for the following periods :

          o Unaudited interim financial statements for the three months ended March 29, 1998, and three months ended March 30, 1997.


          o Unaudited interim financial statements for the nine months ended March 29, 1998, and nine months ended March 30, 1997.

The results for the above mentioned nine month period ended March 30, 1997, do not include the operations of M.I.E. Hospitality, Inc. (M.I.E.) prior to its acquisition on November 27, 1996.

1998 Three months and 1997 Three months

The Company's total revenues decreased 9.1% or $497,094 to $4,961,334 for the three month period ended March 29, 1998, compared to the same period last year. The decrease is partially contributed to the Easter holiday season beginning two weeks earlier in the March 30, 1997, period compared to the March 29, 1998, period. Traditionally, store volume is increased during this holiday season.

The Company's total costs and expenses decreased 4.9% or $287,100 to $5,571,212 for the three month period ended March 29, 1998, compared to the same period last year. The decrease was a function of the sales decline and its impact on cost of sales for the three month period ended March 29, 1998.

Cost of sales from restaurant operations improved to 34.3% on net restaurant sales for the three month period ended March 29, 1998, compared to 34.8% for the same period last year.

General and Administrative cost decreased 23.3% or $145,511 to $478,048 for the three month period ended March 29, 1998, compared to $623,559 for the same period last year. This was primarily a result of lower legal fees and the reorganization of the marketing and franchise operations resulting in savings of approximately $100,000 for the three month period ending March 29, 1998.

Interest expense increased 26.2% or $10,568 to $50,959 for the three month period ended March 29, 1998, compared to $40,391 for the same period last year. The increase in interest expense was a function of increased debt financing for recent acquisitions, new store construction and renovations.

Depreciation and amortization increased 4.4% or $11,982 to $281,697 for the period ended March 29, 1998, compared to $269,715 for the same period last year. This increase was primarily driven by acquisitions, new store construction and renovations.

The Company considers earnings before interest, taxes, depreciation and amortization to be another important indicator of performance. For the three month period ended March 29, 1998, earnings before interest, taxes, depreciation and amortization increased by 12% or $48,420 to a loss of ($353,180) compared to a loss of ($401,600) for the same period last year. This improvement is primarily a result of less legal and professional fees incurred for the three month period ended March 29, 1998.

                                              12/29/97               12/30/96

                                              Through                Through
                                              3/29/98                3/30/97

LOSS FROM OPERATIONS                          $(609,878)             (399,884)
LESS  :  Other                                   24,999               271,431
ADD  :   Depreciation and
           Amortization                         281,697               269,715
                                               --------              --------

             EBITDA                           $(353,180)            $(401,600)

As a result of the foregoing, the Company's net loss decreased 3.6% or $25,870 to a net loss of ($685,836) for the three month period ended March 29, 1998, compared to a net loss of ($711,706) for the same period last year.

1998 Nine months and 1997 Nine months

The Company's total revenues increased 47.0% or $5,635,818 to $17,628,596 for the nine month period ended March 29, 1998, compared to the same period last year. The increase is a result of operating the restaurants in the M.I.E. division for the full 39 week period ended March 29, 1998, compared to the 18 weeks of operation for the period ended March 30, 1997.

The Company's total costs and expenses increased 46.7% or $5,941,440 to $18,662,086 for the nine month period ended March 29, 1998, compared to the same period last year. Of the increase, $4,945,806 or 26.5% was attributable to cost and expenses incurred by the M.I.E. division from July 1, 1997, through November 26, 1997. Additional cost incurred in the nine month period ended March 29, 1998 was a function of the acquisition of three additional restaurants in 1997 and two in September 1996.

The most significant increase from revenues came from net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) which increased 43.7% or $4,682,956 to $15,392,787 compared to the same period last year of $10,709,831. The increase was attributable to the net restaurant sales generated by the M.I.E. division for a full 39 week period ended March 29, 1998, compared to the post acquisition 18 week period of operation for the period ended March 30, 1997. Franchise and royalty income decreased 30.9% or $242,992 to $542,684 for the nine months ended March 29, 1998, primarily due to the acquisition of M.I.E. Hospitality, Inc, the Company's former 31 restaurant franchisee and several other franchise locations. Regional representative fees decreased in conjunction with the decline in royalty revenue compared to the same period last year.

Cost of sales from restaurant operations improved by 1.5% to 34.4% on net restaurant sales for the nine month period ended March 29, 1998, compared to 35.9% for the same nine month period last year.

General and Administrative cost decreased 7.2% or $106,651 to $1,372,116 for the nine month period ended March 29, 1998, compared to $1,478,767 for the same period last year. This was primarily a result of less legal fees incurred for litigation. This decrease of $106,651 for the nine month period ended March 29,

1998, caused the General and Administrative expense to decrease by 4.6% as a percentage to total revenue.

Interest expense increased 24.7% or $28,302 to $142,878 for the nine month period ended March 29, 1998, compared to $114,576 for the same period last year. The increase in interest expense was a function of increased debt financing for recent acquisitions, new store construction and renovations.

Depreciation and amortization increased 81.9% or $372,810 to $827,808 for the nine month period ended March 29, 1998, compared to $454,998 for the same period last year. This increase was primarily driven by acquisitions, new store construction and renovations.

The Company considers earnings before interest, taxes, depreciation and amortization to be a another important indicator of performance. For the nine month period ended March 29, 1998, earnings before interest, taxes, depreciation and amortization increased by $345,418 to a loss of ($317,321) compared to a loss of ($662,739) for the same period last year. This improvement is primarily a result of a $952,813 contribution from restaurant operations by the M.I.E. subsidiary for the nine month period ended March 29, 1998.

                                                   7/1/97             7/1/96
                                                   Through            Through
                                                   3/29/98            3/30/97
                                                   -------            -------

LOSS FROM OPERATIONS                              (1,033,490)        (727,868)
LESS  :  Loss on sale of property                     36,641           24,994
         Other                                        74,998          364,875
ADD  :   Depreciation and
               Amortization                          827,808          454,998
                                                    --------         --------

         EBITDA                                    $(317,321)       $(662,739)

As a result of the foregoing, the Company's net loss increased 4.5% or ($55,694) to ($1,288,007) for the nine month period ended March 29, 1998, compared to a net loss of ($1,232,313) for the same period last year. A significant portion of the increased loss was due to the increase in depreciation and amortization expenses as discussed above.

LIQUIDITY

The Company has financed its operations principally from revenues derived from Company owned restaurants, franchise royalties, private placements of equity and credit lines from various financial institutions. The Company's current assets exceeded its current liabilities by $258,792 at March 29, 1998, compared to current liabilities exceeding current assets by $ 599,694 at June 30, 1997. The Company had cash and short term investments of $1,457,247 at March 29, 1998, compared to $ 867,847 at June 30, 1997.

Since May 1996, the Company has raised over $ 8,495,313 from the sale of equity to fund acquisitions, develop the Seafood Grille concept and provide working capital. On December 23, 1997, the Company completed a Private Placement Offering of Series C 10% Cumulative Redeemable Preferred Stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $990,000.

The Company anticipates that the proceeds from the Series C offering in addition to a $750,000 credit line with a financial institution will be used for capital expenditures related to the Co-brand expansion with Miami Sub's Corp., restaurant renovations in northeast Ohio, New York and central Pennsylvania and working capital.

On June 1, 1998 a promissory note of $1,139,563 related to the acquisition of MIE, requires a semi-annual principal payment of $113,956 in addition to the 8% interest payment which began on June 1, 1997. Also, on September 1, 1998, a promissory note in the amount of $390,418 related to the acquisition of MIE is payable in full to Magee Industrial Enterprises.

The Company's net loss decreased 3.6% or $25,870 to a net loss of ($685,836) for the three month period ended March 29, 1998, compared to a net loss of ($711,706) the same period last year respectively. A significant portion of the loss was due to the increase in depreciation and amortization expenses.

The Company increased earnings before interest, taxes, depreciation and amortization by $48,420 and $345,418 to a loss of ($353,180) and a loss of ($317,321) for the three month and nine month periods ended March 29, 1998, respectively, compared to a loss of ($401,600) and a loss of ($662,739) for the same periods last year respectively.

The Company believes that with its current cash resources, cash flow from operations and the proceeds from its Series C Preferred Stock, there will be adequate working capital through March 29, 1999. In the event that the Company needs additional working capital to finance its operations or capital expenditures, the Company believes it could meet its needs through additional borrowings or the sale of additional equity, although there can be no assurance that the Company will be successful in obtaining such financing or equity.

SEASONALITY

The Company derives a significant portion of its sales during the November and December ("Christmas") and March/April ("Easter") holiday seasons, some of which have been reflected in the Company's operating results for the three month period ended March 29, 1998. These seasonal effects are dependent upon the general retailing environment in the regions that the Company operates in. Approximately 70% of the Company's restaurants are in shopping malls while the remaining 30% are freestanding units or strip center locations. The Company derives approximately 36.6% of its total annual revenues from operations during the Christmas and Easter holiday seasons.

YEAR 2000 COMPLIANCE

The Company has undertaken a comprehensive review of its computer-based systems and applications to identify modifications necessitated by the century change in the year 2000 and has implemented a plan to make such modifications. The Company intends to have all critical systems compliant with the century change prior to the end of 1999. While the Company does not expect the costs of compliance to be material relative to its financial condition, the business of the Company could be adversely affected should the Company or other entities with whom the Company does business with be unsuccessful in completing critical modifications in a timely manner.

PART II  OTHER INFORMATION

Item 1        Legal Proceedings

ATAC Corporation and Patrick Cullen v. Arthur Treacher's, Inc. and James Cataland, Case No. 1:95CV 1032, in the U.S. District Court, Northern District, Ohio Eastern Division

On November 16, 1994, the Company terminated Regional Representative Agreements which it had with ATAC Corporation ("ATAC"), on the grounds that ATAC breached the agreements by assigning them to a third party without the consent of the Company. ATAC claims that the company was aware of and consented to the third-party assignment. The Company is unaware of any document signed by a properly authorized representative of the Company formally authorizing or consenting to the assignment.

On May 9, 1995, ATAC filed the action and alleged that the Company terminated the contract without cause, tortiously interfered with other business relationships, committed wrongful conversion of the territory and committed restraint of trade and price-fixing, breach of contract, fraud, and violations of RICO. ATAC originally demanded a minimum of $2,750,000 in compensatory damages and $6,000,000 in punitive damages.

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

ATAC has twice amended the claims and allegations of the original complaint. In the Third Amended Complaint, ATAC asserts claims against the Company and the Company's former President, James Cataland, for fraud, breach of contract, tortious interference with contract, violations of the Ohio Business Opportunity Act, violations of the Ohio Consumer Sales Practices Act, and breach of fiduciary duty. ATAC seeks in excess of $10,000,000 in compensatory, punitive, and statutory damages from the Company.

In response to the Third Amended Complaint, the Company in 1997 filed a motion to Dismiss ATAC's claims for breach of fiduciary duty and under the Consumers Sales Practices and Business Opportunity Acts. The Company has also requested that the district court dismiss the claims against the Company's former President. The Company has in 1998 filed Motions for Summary Judgement on behalf of itself and the Company's former President with respect to all of ATAC's claims (except breach of contract) and requested that the Court refer the remaining contract claim to binding arbitration. The Lawsuit is now scheduled for trial on June 15, 1998, but plaintiffs have very recently asked that the trial be postponed by 120 days.

The Company originally believed that the lawsuit was an attempt by plaintiffs to regain the territory by forcing the Company to defend expensive litigation at significant expense and that the plaintiffs' claims are without merit. The Company now understands that ATAC solely seeks damages from the Company. The Company still believes that ATAC's claims are meritless. The Company's attorneys have indicated that they intend to vigorously defend the Company from the claims made by ATAC and have reasserted counterclaims which are opposed by ATAC.

              Item 2      Changes in Securities and Use of Proceeds

                          None

              Item 3      Defaults on Senior Securities

                          None

              Item 4      Submission of Matters to a Vote of Shareholders

                          None

              Item 5      Other Information

                          None

              Item 6      Exhibits and Reports on Form 8-K

                          a. Exhibits
                             4.4 Certificate of Designation of Series C
                                  Preferred Stock

                          b. Reports on Form 8-K

                          None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ARTHUR TREACHER'S, INC.

                                     (Registrant)

                                     /s/ William F. Saculla
                                     ----------------------
                                         William F. Saculla,
                                         President and Chief Financial Officer

                                         Date:  May 12, 1998