Form 10KSB40
period 1998-06-30
ARTHUR TREACHERS INC /FL/
filed 1998-10-13
CIK 1016951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT

           Under Section 13 or 15(d) of the Securities Act of 1934
                   For the Fiscal Year Ended June 30, 1998

                             ARTHUR TREACHER'S, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 UTAH                                  34-1413104
--------------------------------------------------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

     7400 Baymeadows Way, Suite 300, Jacksonville, Florida           32256
------------------------------------------------------------    ----------------
     (Address of Principal Executive Offices)                      (Zip Code)

     (904) 739-1200
------------------------------------------------------------
     (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Act:

            Title of Each Class                 Name of Each Exchange on Which
            to be so Registered                 Each Class is to be Registered
            -------------------                 ------------------------------

----------------------------------------             ---------------------------

----------------------------------------             ---------------------------

         Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year.  $22,986,762

         Shares outstanding.  14,869,748

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $15,791,656.

Note: if determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                                     PART I

Item 1.  Description of Business.

The Company is a fast service seafood restaurant chain based in Jacksonville, Florida. The Company's principal business is the operation, franchising, ownership and development of "Arthur Treacher's Fish & Chips" fast food restaurants. The Company has 110 restaurants in the Arthur Treacher's system, consisting of 62 Company owned restaurants and 48 independently owned and operated franchised locations. The restaurants are located in 10 states in the mid-western and eastern United States as well as in Washington D.C. and the province of Ontario, Canada. The Company's main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown and served with English-style chips and two corn meal "hush puppies." The Company's other products include chicken and an assortment of other seafood combination dishes including shrimp and clams.

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

On May 31, 1996, an investor group organized by Mr. Bruce Galloway, the current Chief Executive Officer and Chairman of the Board, acquired control of the Company through the purchase of 2,000,000 shares from the then principal shareholder and President.

Mr. R. Frank Brown served as CEO, President and Treasurer from May, 1996 through April, 1998. Mr. Brown left the Company at the end of his two year contract that was not renewed to pursue other interests.

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

The Company has also commenced pursuing co-branding opportunities. In August 1998, the Company entered into a co-branding licensing agreement with Miami Subs Corp. ("Miami Subs"). As of May 31, 1998, Miami Subs system consisted of 171 restaurants in the eastern United States, including 150 franchise locations. Miami Subs offers fresh fast food including hot and cold submarine sandwiches and various ethnic foods.

(B)  Corporate Strategy

The Company seeks to focus on three key areas of development:

            o   Human Resources

            o   Unit Expansion and Co-Branding

            o   Marketing, Advertising and Promotion

1. Human Resources

In May 1998, Bruce Galloway was elected Chief Executive Officer of the Company. William F. Saculla was promoted from Chief Financial Officer to President. Thomas Hoffman, previously President of MIE, became Executive Vice President of Corporate Development.

Messrs. Galloway and Saculla set a corporate objective to recruit a new management team by September 1, 1998. The goal was to recruit individuals that were leaders, trainers and results oriented individuals. Each of the key management hires was to have extensive restaurant operations experience to accelerate their impact on the Company's restaurants.

The Company recruited senior management for operations and marketing in July and August 1998. Joining Messrs. Galloway, Saculla and Hoffman were Richard Gerner, Director of Operations and Michael Cohen, Director of Marketing. Their responsibilities included the creation of a corporate culture that focuses on recruiting, training and empowering restaurant managers to build their business. The new executive team recognizes that the implementation of the corporate culture is only successful if the field staff follows through by training, supervising and creating a sense of urgency. Two new Regional Directors of Operations were also hired in August to ensure the implementation of operational and marketing efforts. Richard Lang supervises primarily freestanding stores in Central Pennsylvania and Northeast Ohio. Ralph Dilemmo supervises the New York to Philadelphia markets that are mostly mall food court locations. The Company recognizes that restaurant operations are key to enhancing its future growth; therefore, Messrs. Gerner, Dilemmo and Lang bring a hands-on management approach into the restaurants and a combined 60 years of experience with restaurant management.

2.  Unit Expansion & Co-branding

The Company intends to open more Company owned and operated stores and franchised stores. The Company's system has 110 restaurants, of which 62 (56%) are Company owned. The Company expects to achieve a ratio of approximately 40% of the restaurants as Company owned by the year 2000 as a result of franchise development. The Company will continue to build its network of Company owned and franchised restaurants in the United States with additional locations in order to increase the Company's penetration into local markets. The Company seeks to expand both in its principal existing markets of Florida, Ohio, and the New York metropolitan area. The Company has no current plans to expand outside of the United States and Canada.

o     Expansion in Previously Exclusive Territory

The Company believes that the purchase of MIE will provide additional opportunities for expansion since the Company may now open additional Company owned stores and sell additional franchises in New York, New Jersey, Pennsylvania and Delaware, where MIE was the exclusive franchisee and had exclusive development rights. In addition, the Company purchased MIE because it can operate the 32 stores owned by MIE with minimal increase in administrative overhead. Since May 1998, the Company has opened three stores in the New York City metropolitan area and entered into a joint venture agreement to develop additional stores in portions of New York City.

o     Acquiring competitors' locations.

The Company views the acquisition of franchisees or restaurants in competitors' systems as opportunities to increase the Company's market penetration by adding locations, increasing revenues and maximizing the Company's brand in the marketplace. By removing a competitor's store from the market and adding an Arthur Treacher's Fish & Chip's restaurant, the Company will have eliminated some competition, add market share and will create a larger revenue base to spread advertising, supervision and administrative costs. The Company continues to enter into discussions with financing companies specializing in restaurants, to fund acquisitions of franchisees or competitors that operate in markets where the Company has a concentration of restaurants.

o     Co-branding with other concepts.

The Company intends to continue to pursue co-branding opportunities. As of November 1997, the Company entered into a management agreement with Miami Subs as to one location and in

August 1998, the Company entered into a co-brand license agreement with Miami Subs to put a limited Arthur Treacher's menu in Miami Subs units. As of September 30, 1998 the Company owned one co-branded store in Jacksonville, Florida and has a joint venture with Miami Subs in two other locations (Bergenfield, New Jersey and St. Petersburg, Florida). As of September 30, 1998, 17 Miami Sub franchisees have co-branded with Arthur Treacher's. The Company anticipates opening additional co-brand locations during the current fiscal year. Arthur Treacher's receives royalties of 2% based on the Arthur Treacher's incremental sales increase from each Miami Subs co-brand franchisee.

The Company seeks co-branding between two restaurant concepts when one concept provides a product or serves a demographic group that is underserved by the other. In addition, the Company will seek complementary concepts that offer different products to the same customers during different parts of the day.

o      Acquisitions

Execution of its growth strategy requires the Company's management to, among other things: (i) identify acquisition candidates who are willing to be acquired at prices acceptable to the Company; (ii) consummate identified acquisitions; and (iii) obtain financing for future acquisitions or competitor's locations. The Company believes that the acquisition of franchise restaurants is preferable to opening new Company owned restaurants where there is a concentration of other restaurants, particularly Company owned restaurants. Such concentration of Company owned restaurants enables the Company to achieve more effective control of marketing, economies of scale regarding the purchase of supplies, the deployment of field personnel and advertising and thereby improve the restaurants' operations without any increase in central administrative overhead. The Company believes that such economies of scale can be achieved if a minimum of six to ten restaurants are in an area.

The Company intends to improve its restaurant operations by directing the corporate culture of the chain towards the customer and management development. This change in culture will be accentuated with training programs, local store marketing workshops and sales incentives combined with an emphasis on Quality, Service and Cleanliness.

o      Corporate Franchisees

The Company intends to develop joint programs with new corporate franchisees for regional expansion opportunities in certain selected markets. This program will entail a corporate sponsor for a particular region based upon metropolitan population densities. A region would typically be large enough to cover an area that could accommodate ten or more store locations. The Company anticipates that a regional representative franchise agreement would be executed with the corporate franchisee providing it with rights to a specified region and to support from the Company in order to develop the area within certain guidelines established by the Company relating, among other things, to a minimum number of restaurants to be opened within particular time periods. The Company also intends to grant new franchises to operators of single restaurants. There can be no assurance, however, that suitable franchisees can be located or that regional representative franchise agreements will be reached at terms acceptable to the Company.

The Company estimates the cost of opening a new Company owned restaurant at between $50,000 and $200,000 per restaurant (assuming the purchase, not lease, of new equipment), depending upon factors such as the size of the restaurant, the lease and local construction costs.

The Company also offers its franchisees the option to co-brand with Miami Subs. Co-branding the Arthur Treacher's menu into a Miami Sub's restaurant entails a conversion cost of approximately $35,000.

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

The Company's proposed expansion and store renovations will be dependent on, among other things, the availability of suitable restaurant sites, negotiation of acceptable lease terms, timely development of such sites, obtaining landlords' consents to renovations, constructing or renovating restaurants, hiring of skilled management and other personnel, the general ability to successfully manage growth (including monitoring restaurants, controlling costs and maintaining effective quality controls) and the availability of adequate financing. In the case of franchised restaurants, the Company will be substantially dependent on the management skills of its franchisees

3.  Marketing, Promotion and Advertising

o      Core  menu items

Batter-dipped fish, chicken and shrimp accounted for more than 75% of the Company's sales, in fiscal year ended June 30, 1998. Management prefers increasing total sales with the above mentioned core menu products than incurring the cost and risk of developing new menu items. Arthur Treacher's has built a strong brand awareness over the past 30 years with its core menu and anticipates increasing the marketing and promotion of the batter-dipped products.

The Company's restaurants are designed to produce the batter-dipped products easily. Increasing the sales of already high volume products will improve product rotation and help ensure hot, fresh food for customers.

The Company believes that batter-dipped food is a strong focus for the menu because, in part, batter-dipped food can not be prepared easily at home. Most households do not have a deep fryer and a recipe for batter. Therefore, customers who like batter-dipped fish, chicken and shrimp would be attracted to Arthur Treacher's for these products.

o      Marketing  strategies.

Mall based stores are critical to the Company's success. Seventy percent of the Company revenue is mall based. Therefore, marketing strategies will be tailored to generate business in malls. If the tactics are feasible for freestanding stores, the marketing approach will expand to the freestanding markets. Certain promotions developed for freestanding stores will not necessarily be successful in the mall locations. Freestanding locations can benefit substantially from external media (print, radio, television, direct mail and out of home). Purchasing external media to drive customers to a mall, to the food court in that mall and finally to Arthur Treacher's in that food court is not cost efficient. The geographic distribution of the Company's mall based and free standing stores permits the Company to design marketing programs for each region. Most of the Company's freestanding and mall locations are in separate markets. Northeast Ohio and Central Pennsylvania have most of the freestanding stores while the mall based Arthur Treacher's are located primarily in the New York to Philadelphia corridor and Florida.

A local marketing training program for managers of Arthur Treacher's restaurants located in food courts has been developed. One day training classes have been held for the managers. The program is designed to enable and empower managers to market their store within the confines of the mall by capturing new customers, use fewer discounts and improve frequency of visits. Promotional tools have been provided to the managers. Managers are working with their supervisors and the marketing department to create marketing plans tailored to the needs of each store.

Managers of freestanding locations are also being trained in local marketing, techniques which are designed to reflect the different needs of freestanding stores. The freestanding stores had an "All You Can Eat Fish & Chicken Promotion" in the fall of 1998. This promotion was developed to attract a new and younger customer base, promote the Company's core menu items (batter-dipped fish and chicken), provide an alternative to competitor's 'buy one get one free' discounting and to increase gross margins.

The franchisees will be expected to pay a portion of the three percent of revenues currently required to be spent on advertising by each franchisee to the Company as a fee for such coordinated advertising. A portion of the approximately three percent of gross sales currently spent by the Company for advertising Company owned stores would also be devoted to the coordinated campaign. The amounts collected would be utilized entirely on marketing and promotional campaigns to benefit the entire franchise network.

o      "Value Menu" strategy

The Company is introducing a Value Menu that will be separate from the traditional menu board. This new menu will feature lower price items and snack size meals. The rationale for implementing this menu in mall locations is that many mall shoppers are not interested in a full meal whereas most of the Company's existing menu is based on large meals. The Company expects to increase business during non-meal periods by attracting `grazers' and people that want to share a snack. Many of the products will be `finger food'. The rationale for introducing the Value Menu to freestanding locations is that many of the meals on the existing menu may be too large for lunch. Lower price points and smaller portions are intended to increase lunch traffic. Freestanding locations will get newspaper support to introduce the Value Menu. The Company recognizes that lower price points will lower check averages; however, the Company expects increased traffic to off-set the lower prices.

o      Revised  merchandising

The Company will use outside design experts to develop an effective and contemporary look to our restaurants signage. The Company is also seeking to implement an interior store design with a cleaner and less cluttered appearance. The Company also hopes to achieve cost savings in printing by having consistent sized point of purchase material.

o      Less discounting

The Company intends to limit the use of discounting to build traffic. The Company's core menu (batter-dipped fish, chicken and shrimp) should not have their `value' undermined by constant discounting. A strategy of continual discounting results in diminishing returns (coupon redemption). Couponing targets only one segment of the potential customer base and misses most of the younger age groups, men and urban ethnic demographics.

Gross margins will be a key factor in meal promotions. All gross margins for promotions will be compared to the "Original Fish & Chips". Those promotions that generate less gross margin per meal will need to have a corresponding increase in traffic.

(C)  Franchises

As of June 30, 1998 the Company had 48 independently owned and operated franchised locations. The Company has two options for franchises: individual stores and area development. In addition, one franchisee has agreed to open one franchise for each of the next three years in northeastern Ohio, although such franchisee does not have any exclusive territory. The Company also has a franchisee with an exclusive franchise for the province of Ontario, Canada, where there are nine restaurants.

Pursuant to its franchise agreement, the Company provides its franchisees with a method of operation, including trade secrets, technical knowledge, a supply distribution program and standards for customer service, quality control, decor, layout, signs and accounting systems. The Company also provides centralized advertising and cooperative advertising programs and an initial training program, which is required for franchisees. Each franchisee is required to spend a minimum of three percent of monthly gross sales on advertising. In addition, each franchisee must purchase certain private label, proprietary food, paper supplies, equipment and signage from Company approved suppliers and distributors.

The Company does not select restaurant sites for franchisees, but all sites are subject to the Company's approval. The Company also requires that its franchisees name the Company as an additional insured party on their property and casualty insurance policies and that vendors provide subrogation to the Company with respect to their product liability insurance.

Pursuant to the Company's standard franchise agreement, which is incorporated in its Uniform Franchise Offering Circular, the initial franchise fee for a one unit franchise is $19,500. The fee for each additional franchise declines thereafter. The fee for an area development franchise is $69,500. These franchise fees do not include the costs associated with the operation of the restaurant, including food, supplies, labor, equipment, occupancy costs and taxes.

Each franchisee is subject to a royalty fee of a maximum of six percent of the franchisee's gross sales, net of sales taxes and certain other adjustments, based upon sales reports at the end of each calendar month. In the fiscal year ended June 30, 1998, the Company received a total of $330,569 in franchise fees and royalty income. Most franchisees, pay royalties at a rate substantially lower than six percent of gross sales, with an average royalty of about three percent. Reduced royalty fees have been granted by the Company for certain older franchisees and for franchisees who operate multiple units.

 As of September 30, 1998, franchisees operating sixteen restaurants have either been notified of being in default for non-payment of royalties or are more than 90 days in default on royalty payments. The inability of the Company's franchisees to make payments on a timely basis will adversely affect the Company's liquidity and its operations.

(D)     Suppliers and Pricing

Seafood prices, particularly the price of pollack, are subject to supply problems due to environmental and economic factors. The Company is developing measures to minimize the effect on the Company. However through negotiations, the Company was able to reduce the cost of seafood from the fiscal year ended June 30, 1997.

The Company's principal product, "Fish and Chips," includes pollack. Other species are being tested as alternatives due to supply, price and availability. The Company and franchisees utilize one supplier to the Company owned stores for pollack. The Company and its franchisees use three suppliers for shrimp. For the fiscal year ended June 30, 1998, purchases of pollack and shrimp accounted for approximately 20% and 7% of the Company's operating expenses, excluding occupancy costs, respectively. The Company has reduced its costs since June 30, 1997 by utilizing new suppliers of pollack, chicken and shrimp. Such seafood supplies and prices are subject to volatility. Seafoods of the quality sought by the Company tend to trade on a negotiated basis depending upon supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, politics and economics in the producing countries. An increase in the prices of seafood, particularly pollack, could have an adverse effect on the Company.

The Company maintains relationships with certain seafood vendors in an effort to obtain seafood of the quality and in the quantity demanded by the Company's customers. These relationships enable the Company to maintain its supply of fish as well as affording the Company some price stability. The Company has sought to mitigate the effects of price volatility by entering into agreements with its principal fish suppliers to provide fixed prices for seafood products during the six months to one year duration of the contracts. Such fixed price agreements also help ensure the Company's supply of fish and enables the Company to reduce its supply costs. Although the Company anticipates that the agreements will be renewed on substantially the same terms as the current agreements, there can be no assurance that the new terms will not be more costly. However the Company believes that alternate suppliers of pollack and other seafoods are available if the prices of pollack or other seafoods increase substantially. Management also intends to take advantage of changing technologies with respect to the "farming" and breeding of selected species of fish and seafood products, and currently purchases some fish products that are "farmed."

The Company uses many different individual suppliers for many of its significant non-seafood items. For example: cups, potatoes, chicken, shortening and proprietary fish batter are each purchased from different individual suppliers under oral and written agreements which set the price for one year. New contracts which have been negotiated will generate lower cost of goods with better quality. All of the Company's supplies are delivered by such suppliers to one distributor who services the Company's restaurants from three distribution centers. Any disruption in supplies from such suppliers could temporarily have an adverse effect on the Company's operations, although the Company believes that the supplier could readily be replaced. Except with respect to the Company's proprietary batter mix, franchisees can purchase such products from other suppliers or distributors, subject to the Company's prior approval.

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

There are numerous well-established competitors in the operating areas of the Company. Restaurants operated or franchised by the Company compete directly not only with quick service restaurants ("QSRs"), but also with moderately priced family and specialty restaurants. Significant competitors include fast food seafood restaurants such as Long John Silvers and Captain D's, casual dining restaurants with a seafood emphasis such as Red Lobster and Landry's, and other chains that serve seafood or chicken, or both.

The Company's primary competitors in the fast service seafood restaurant business are Long John Silvers and Captain D's. Both competitors have company owned and franchised restaurant operations in certain regions of the United States. Long John Silvers is the largest competitor with over 1,300 locations nationwide. However, in June 1998 Long John Silver's filed for bankruptcy protection under Chapter 11. Captain D's, a wholly owned subsidiary of Shoney's, Inc. with approximately 600 units, has a strong regional presence in the southeastern United States. The amount of competition varies among the Company's principal regional markets. Both Captain D's and Long John Silvers compete directly with the Company in Ohio and Pennsylvania, although the level of competition is highest in several Pennsylvania markets. Long John Silvers competes directly with the Company in several of its markets in Florida.

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

The Company also faces vigorous competition from other QSR chains in attracting and retaining suitable franchises. Beginning in the fiscal year commencing July 1, 1998, the Company plans to increase its number of franchised restaurants but there can be no assurance that it will be able to attract and retain suitable franchisees.

The Company has developed a concentration of restaurant locations in the food courts of regional shopping malls. The competition in the malls typically consists of the seven to thirteen different restaurant concepts in each food court. Each food concept generally serves a distinctive menu item which may compete, directly or indirectly, with the Company. There can be no assurance that the Company will continue to be able to compete effectively with such food concepts. Top competitors in food courts include Sbarros, Chik-fil-a, Philly Stations, a variety of small chains featuring Japanese, Chinese, Cajun and other ethnic foods. Major QSR chains such as McDonald's, KFC, Burger King, Wendy's, and Taco Bell are opening in food courts. The major chains benefit from broad consumer awareness generated by broadcast media. These concepts can dominate a food court.

(F) Seasonality

The Company derives a significant portion of its sales during the November/December (Christmas) and March/April (Easter) holiday seasons, which are reflected in the Company's operating results for the second and third quarter. These seasonal effects are dependent upon the general retailing environment and customers' preference to shopping malls. Weather can have a significant affect on shopping in Northern climates. 86% of the Company's sales come from Northern states. These areas can be significantly impacted by weather during December, January and February. Approximately 70% of the Company's restaurant revenue is derived from shopping malls. The Company derives approximately 15% of its total annual revenues from operations of the stores located in shopping malls during the holiday season.

(G) Employees

At September 30, 1998, the Company had approximately 700 employees. A total of approximately 575 employees are paid on an hourly basis and 125 employees receive a salary. Six of the Company's employees perform executive functions. Most of the Company's employees are employed at the Company's restaurants. The Company believes that the number of persons employed is adequate to conduct the Company's current level of operations. The addition of new restaurants will also increase the number of employees at the restaurants and may require added corporate staff if significant expansion occurs.

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

The Company's 62 restaurants include 31 restaurants located in premises leased by the Company, 31 located in premises leased by MIE, a wholly-owned subsidiary of the Company. In addition, with respect to five leases, the Company either guarantees the obligations of franchisees or leases the properties and subleases them to franchisees. The Company's free standing restaurants are each approximately 2,000 square feet and the Company's restaurants located in malls are each approximately 400 to 1,100 square feet.

The leases have remaining terms ranging from one to 20 years. Many of the leases contain renewal options for periods of five to 10 years. The Company is reviewing whether to continue to operate any marginal restaurants acquired in the MIE Acquisition and to renegotiate the terms of each restaurant lease upon the expiration of each lease. The following chart sets forth the expiration dates of the terms of (i) the leases of Company owned restaurants, and (ii) the Company's leases which are subleased to franchisees and leases of franchisees which are guaranteed by the Company.

                                 Leases Subject
                                 to Guarantees
         Number of Leases        or Subleases                 Expiration Date
         ----------------        ---------------              ---------------
               6                       1                           1998
               5                       0                           1999
               4                       1                           2000
              16                       0                           2001
              12                       3                           2002
              15                       0                           2003
               7                       0                           2004
               8                       0                           After 2004

Item 3.  Legal Proceedings

ATAC Corporation and Patrick Cullen v. Arthur Treacher's, Inc. and James Cataland, Case No. 1:95CV 1032, In the U.S. District Court, Northern District, Ohio Eastern Division; filed May 9, 1995. On November 16, 1994, Arthur Treacher's terminated the agency agreement of a Regional Development Representative, ATAC Corporation, on the grounds that ATAC breached the agreement by assigning the agency agreement to a third party without the consent of Arthur Treacher's. ATAC claims that the Company was aware of and consented to the third-party assignment. The Company is unaware of any document signed by a properly-authorized representative of the Company formally authorizing or consenting to the assignment. On May 9, 1995, ATAC filed the action and alleged that the Company terminated the contract without cause, tortuously interfered with other business relationships, committed wrongful conversion of the territory and committed restraint of trade and price-fixing, breach of contract, fraud, and violations of RICO. ATAC originally demanded a minimum of $2,750,000 in compensatory damages and $6,000,000 in punitive damages. In response to the original complaint, the Company filed a motion to dismiss all of the claims. In addition, the Company filed a counterclaim against ATAC seeking a Declaratory Judgment that ATAC does not have a service contract with the Company in certain areas which the Company does business, that ATAC has committed breach of contract and that the Company is entitled to indemnification for previous lawsuits which have occurred because of the actions of ATAC on behalf of the Company. ATAC has twice amended the claims and allegation of the original complaint. In the Third Amended Complaint, ATAC asserts claims against the Company and the Company's former President, James Cataland, for fraud, breach of contract, tortuous interference with contract, violations of the Ohio Business Opportunity Act, violations of the Ohio Consumer Sales Practices Act and breach of fiduciary duty. ATAC seeks in excess of $10,000,000 in compensatory, punitive, and statutory damages from the Company. In response to the Third Amended Complaint, the Company in 1997 filed a Motion to Dismiss ATAC's claims for breach of fiduciary duty and under the Consumer Sales Practices and Business Opportunity Acts. The Company also requested that the district court dismiss the claim against the Company's former President. The Company in 1998 filed Motions for Summary Judgment on behalf of itself and the Company's former President with respect to all of ATAC's claims (except breach of contract) and requested that the court refer the remaining contract claim to binding arbitration. The Court recently granted the Company's Motion to Stay the lawsuit pending arbitration and the ruling is presently the subject of an appeal to the Sixth Circuit Court of Appeals.

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

In opinion of Management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations of financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The following table sets forth the high and low prices for the periods indicated as reported by the National Daily Quotation Service, Inc. between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. As of September 30, 1998, the closing bid price was $ .875 per share.

                                     Low                      High
                                    -----                     -----

1997 Fiscal Year:

First Quarter                       2.000                     3.375
Second Quarter                      3.000                     3.375
Third Quarter                       3.000                     3.875
Fourth Quarter                      3.000                     3.313

1998 Fiscal Year:

First Quarter                       3.000                     3.500
Second Quarter                      3.000                     4.250
Third Quarter                       3.125                     4.000
Fourth Quarter                      2.000                     3.563

The Common Stock is recorded on the NASD Bulletin Board with the symbol ATCH. As of June 30, 1998, the number of record holders of the Company's Common Stock was 551.

Dividends

To date, the Company has not paid any dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Series A Preferred Stock and Series C Preferred Stock. The amount of accumulated and unpaid dividends on the Series A Preferred Stock and Series C Preferred Stock was approximately $68,985 as of June 30, 1998. On December 23, 1997, the Company completed a Private Placement Offering of Series C 10% Cumulative Redeemable Preferred Stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $990,000.

In conjunction with the acquisition of MIE, the former owners of MIE (Magee) and the Company amended the terms of the Series B Preferred Stock and agreed that no dividends would accumulate on such Preferred Stock after November 30, 1996. The Company also agreed to pay Magee an amount equal to the accrued dividends on the Series B Preferred Stock through November 30, 1996 (which was $390,417) was paid in full on September 1998. In addition, the 490,000 outstanding shares of Series B Preferred Stock are now allowed to be convertible at the auction of the holder or the Company at any time, and the conversion rate was increased so that Magee will receive 765,625 shares of Common Stock upon conversion for no additional consideration. The Company has not determined when it will require conversion of the Series B Preferred Stock into Common Stock.

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

Results of Operations

The following discussion includes the following periods: (i) the fiscal year ended June 30, 1998 ("Fiscal 1998") and (ii) the fiscal year ended June 30, 1997 ("Fiscal 1997") and the fiscal year ended June 30, 1996 ("Fiscal 1996"). The financial results of the Company have been audited as of the full fiscal years ended June 30, 1998, June 30, 1997 and June 30, 1996. Fiscal 1997 reflects the operation of MIE as of November 27, 1996 (the date of consummation of the acquisition).

Fiscal 1998 and Fiscal 1997

The Company's reported total revenues of $22,986,762 for Fiscal Year 1998, ended June 30, 1998, an increase of $5,211,103 or 29.3%, compared to Fiscal 1997. The increase in sales include the operating results of the restaurants from the Company's M.I.E. division for all of Fiscal Year 1998, compared to the 31 weeks of operation for fiscal 1997.

The most significant increase from revenues came from net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) which increased 25.9% or $4,156,236 to $20,202,927 compared to the same period last year of $16,046,691. The increase was attributable to the net restaurant sales generated by the M.I.E. division for a full 52 week period ended Fiscal Year 1998, compared to the post acquisition 31 week period of operation for the period ended Fiscal Year 1997.

Franchise and royalty income decreased 31.8% or $154,316 to $330,569 for Fiscal Year 1998 primarily due to the acquisition of M.I.E. Hospitality, Inc., the Company's former 32 restaurant franchisee and several other franchise locations. Regional representative fees decreased in conjunction with the decline in royalty revenue compared to the same period last year. Overall, comparable store sales for restaurants operated a minimum of 12 months decreased by 6.6% in Fiscal Year 1998 compared to Fiscal Year 1997.

Cost of sales from restaurant operations improved by 1.1% to 34.6% on net restaurant sales for Fiscal Year 1998, as compared to 35.7% for the same period last year. The Company's total costs and expenses increased 27.0% or $5,399,318 to $25,097,878 for Fiscal Year 1998, as compared to the same period last year. Of the increase $4,945,806 or 91.6% of the increase was attributed to cost and expenses incurred by the M.I.E. division from July 1 through November 26, 1997. Additional costs incurred in Fiscal Year 1998 was a function of the acquisition of three additional restaurants during the fiscal year.

The Company considers Earnings (Losses) Before Interest, Taxes, Depreciation and Amortization, and non-recurring expenses ("EBITDA" or "EBITDA Losses") to be another important indicator of operating performance. For Fiscal 1998, the Company reported EBITDA Losses of ($895,760) as compared to EBITDA Losses of ($1,257,933) for the same period last year, an improvement of $362,173 or 28.8%. This improvement was primarily the result of the net increases from restaurant operations and the continued focus on cost controls.

Other non-recurring cost increased by $512,204 of which $419,417 was attributed to the professional fees and due diligence expenses associated with the proposed Seattle Crab Company and Miami Sub's Corporation acquisitions, which were subsequently terminated.

Interest expense increased 18.1% or $29,557 to $192,687 for Fiscal Year 1998, as compared to $163,130 for the same period last year. The increase in interest expense was a function of increased debt financing for recent acquisitions, new store construction and renovations.

Depreciation and amortization increased 67.6% or $490,388 to $1,215,356 for Fiscal Year 1998, as compared to $724,968 for the same period last year. This increase was primarily driven by acquisitions, new store construction and renovations and a write-down of $110,000 in accordance with FASB 121.

The undeclared preferred stock dividends increased $51,387 in Fiscal Year 1998 primarily due to the issuance of Series C Preferred Shares in November 1997.

As a result of the foregoing, particularly the increase in depreciation and amortization and non recurring cost, the Company's net loss (before preferred dividends) increased 33.2% or $689,673 to $2,768,695 for Fiscal Year 1998, as compared to a net loss (before preferred dividends) of $2,079,022 for the Fiscal Year 1997.

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

Liquidity and Capital Resources

The Company has financed its operations principally from revenues derived from Company owned restaurants, royalty income from franchisees, and private placements of equity and debt. The Company has raised over $12 million in equity since May 1996, of which $2 million of equity and debt has been raised since December 1997.

Preferred Stock "Series C"                            December 1997   $  990,000
Common Stock                                          June 1998       $  438,315
Private Placement of Promissory Notes and Warrants.   September 1998  $  600,000
                                                                      ----------
                                                                      $2,028,315

The Company has been and will continue to engage in contract negotiations with certain suppliers to reduce the Company's cost of goods sold and improve the Company's liquidity.

The Company's current liabilities exceeded its current assets by $2,143,782 at June 30, 1998 compared to $599,694 at June 30, 1997. The Company had cash and short-term investments of $909,636 at June 30, 1998 compared to $867,847 at June 30, 1997. Particularly before the installation of new management and change in control in June 1996, operating losses caused the Company to suffer liquidity problems, which included the Company's inability to make certain lease and note payments when due. The Company became in arrears with respect to certain leases because of poor performance by stores in those locations. The Company had also incurred indebtedness in connection with (i) the conversion of past due amounts under certain leases to indebtedness and (ii) the repurchase of certain franchises, but several of such restaurants were unable to generate sufficient revenues to repay the indebtedness.

During Fiscal 1998, the Company experienced negative cash flow which has adversely affected its liquidity. Such negative cash flow resulted primarily from start-up expenses related to the introduction of the "Seafood Grille" concept into the Detroit marketplace, legal and lease obligation settlements, integration expenses related to the construction of new restaurants in the New York City area, and the professional fees and due diligence expenses associated with the proposed Seattle Crab Company and Miami Subs Corporation acquisitions, which were subsequently terminated.

The management of the Company has reduced certain costs since the change of control in June 1996 and continues to seek opportunities to reduce the Company's operating costs. Since March 30, 1997, the management of the Company has reduced its administrative staff and has reassigned various middle management positions that the Company hopes to yield a cost savings of approximately $275,000 annually. Since June 30, 1996, the Company has changed suppliers and distributors to further reduce costs.

The Company believes that its current cash resources, cash flow from operations, cost savings (including equipment leasing opportunities and new supplier relationships) will be sufficient to adequately fund its current working capital needs through the fiscal year commencing July 1, 1998, although additional financing may be required for all planned capital expenditures. In the event that the Company needs additional working capital to finance its operations or capital expenditures, the Company believes it could meet its needs through either additional borrowings or the sale of additional equity, although there can be no assurance that the Company would be successful in obtaining any such financing, or on what terms such transactions could be effected.

Year 2000 Compliance

The Company has undertaken a comprehensive review of its computer-based systems and applications to identify modifications necessitated by the century change in the year 2000 and has implemented a plan to make such modifications. The Company intends to have all critical systems compliant with the century change prior to December 31, 1998. The Company is in the process of updating all accounting and computer programs, which the Company does not expect the costs of compliance to be material relative to its financial condition. The Company has made inquiries with its suppliers in regards to year 2000 compliant. However the business of the Company could be adversely affected should the Company or other entities with whom the Company does business with be unsuccessful in completing critical modifications in a timely manner.

Item 7.  Financial Statements.

         The financial statements are filed as part of this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants.  None

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

       Name                    Age                    Position
-----------------              ---                    --------

Bruce R. Galloway               40           Chairman of the Board and
                                             Chief Executive Officer

Skuli Thorvaldsson              56           Vice Chairman of the Board

William F. Saculla              46           President, Chief Financial Officer,
                                             Secretary, Director

Fred Knoll                      43           Director

Heinz Schimmelbusch             54           Director

Dennis S. Bookshester           59           Director


Directors

Bruce R. Galloway. Mr. Galloway has been Chief Executive Officer since May 1998 and Chairman of the Board of Directors since May 1996. Mr. Galloway is currently a managing director of Burnham Securities Inc., the placement agent in the November Private Placement, an NASD Broker/Dealer and investment bank based in New York. Prior to joining Burnham in 1993, Mr. Galloway was a senior vice president at Oppenheimer & Company, an investment bank and NASD Broker/Dealer based in New York, from 1991 through 1993. Mr. Galloway holds a B.A. degree in Economics from Hobart College and an M.B.A. in Finance from New York University's Stern Graduate School of Business.

Skuli Thorvaldsson. Mr. Thorvaldsson has been Vice Chairman of the Board of Directors since May 1996. Mr. Thorvaldsson has been the Chief Executive Officer of the Hotel Holt in Iceland since 1980. . Mr. Thorvaldsson has various diversified interests in food court services, travel agency and pork processing. He is also a master franchisee of Domino's Pizza in Scandinavia. Mr. Thorvaldsson is a director of Allied Resources Corp. Mr. Thorvaldsson graduated from the Commercial College of Iceland and the University of Barcelona. Mr. Thorvaldsson received his Degree in Law from the University of Iceland.

William F. Saculla. Mr. Saculla has served as Secretary of the Company and Chief Financial

Officer since 1984. In May 1998, Mr. Saculla was named President and was also nominated to the Board of Directors. Mr. Saculla earned a B.S. degree in Accounting from Youngstown State University in 1978.

Fred Knoll. Mr. Knoll is a Director of the Company. Since 1987, he has been the principal of Knoll Capital Management, L.P., a venture capital firm specializing in the information technology industry. From 1989 until 1993, Mr. Knoll was Chairman of the Board of Directors of Telos Corporation (formerly C3 Inc.), a computer systems integration company with approximately $200 million in annual sales. From 1985 to 1987, Mr. Knoll was an investment manager for General American Investors, responsible for the technology portfolio, and served as the United States representative on investments in leveraged buyouts and venture capital for Murray Johnstone, Ltd. of Glasgow, Scotland. Mr. Knoll is the Chairman of the Board of Thinkings Tools Inc. and is co-manager of Valor International fund. Mr. Knoll holds a B.S. in Electrical Engineering and Computer Science and a B.S. in Management from Massachusetts Institute of Technology and an M.B.A. from Columbia University in Finance and International Business.

Heinz C. Schimmelbusch. Mr. Schimmelbusch is a Director of the Company. He is Chairman, President and Chief Executive Officer of Allied Resource Corporation ("Allied"), a company founded by Mr. Schimmelbusch in 1994 to develop companies active in mining, advanced materials and recycling. Mr. Schimmelbusch is also Chairman of Alanx Corporation, a producer of composite ceramics for wear solutions; Chairman and Chief Executive Officer of Puralube, Inc., which is commercializing an advanced process for re-refining used oil; and a Director of Northfield Minerals Inc., a gold mining and exploration company listed on the Toronto Stock Exchange. Mr. Schimmelbusch has been a Director of Safeguard Scientific Corporation, a company whose shares are listed on the New York Stock Exchange, since 1989. Prior to 1994, Mr. Schimmelbusch was Chairman of the Management Board of Metallgesellschaft AG, Germany, a multinational company in the process industries, and Chairman of the Supervisory Board of LURGI AG, Germany's leading process engineering firm; of Buderus AG, a leading manufacturer of commercial and residential health equipment; of Dynamit Nobel AG, a leading manufacturer of explosives; and Norddeutsche Affinerie AG, Europe's largest copper producer. Mr. Schimmelbusch also served on the Boards of several leading German Corporations and institutions, including Allianz Versicherungs AG, Munich; Philipp Holzmann AG, Frankfurt; Mobil Oil AG, Hamburg; Teck Corporation, Vancouver; and others. Mr. Schimmelbusch has been the founder and Chief Executive Officer of a number of public companies in process industries, including: Inmet Corporation, Toronto, Canada (formerly Metall Mining Corporation); Methanex Corporation, Vancouver, Canada; and B.U.S. Umweltservice AG, Frankfurt, Germany. Mr. Schimmelbusch served as a Member of the Presidency and Chairman of the Environmental Division of the German Industrial Association (BDI) and represented Germany on the Executive Board of the International Chamber of Commerce, Paris, where he held the office of Vice President. Mr. Schimmelbusch received his graduate degree (with distinction) and his doctorate (magna cum laude) in Economics from the University of Tubigen,

Germany.

Dennis S. Bookshester Mr. Bookshester is a Director of the Company. Since 1991, he has been a business consultant. In January 1997, he became President and Chief Executive Officer of H20 Plus, LLP. From 1990 through 1991, he served as President and Chief Executive Officer of Zale Corporation. From 1984 through 1989, he served as Vice Chairman of Carson Pirie Scott & Company and as Chairman and Chief Executive Officer of its retail division. From 1983 through 1984, he served as the President and Chief Executive Officer of the Department Stores Division of Carson Pirie Scott & Company. From 1977 through 1983, he held various executive positions with Associated Dry Goods Corporation, where he served as President of its Caldor, Inc. subsidiary from 1982 through 1983, as Chairman and Chief Executive Officer of Sibley, Lindsay and Curr Division from 1978 through 1982 and as President of such division from 1977 through 1978. From 1961 through 1977 he was with Federated Department Stores, Inc. where he became Senior Vice President of Merchandising. Mr. Bookshester has been Chairman of the Board of Cutonix Corp. since July 1997. Mr. Bookshester is a Director of Evans, Playboy Enterprises Inc., Fruit of the Loom, Sundance Homes, and the University of Chicago Council for the Graduate School of Business. Mr. Bookshester received his B.S. degree from the University of Alabama in 1960.

Each Director is elected to serve until the Company's next annual meeting of Shareholders and until his successor is duly elected and qualified. There are no agreements with respect to the election of directors. Executive officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.

Other Key Employees

Thomas K. Hoffman, Executive Vice President, Corporate Development. Mr. Hoffman joined the Company when MIE was purchased in November of 1996. In his current capacity he is responsible for purchasing, new product development, store development and franchise relations. Prior to this he served as Vice President of Operations for MIE from 1986 until 1996. He continued supervising the MIE stores after the Company purchased the franchise until May 1998 when he was promoted to his current position. He received a BA degree in Business Management from Bloomsburg University in 1975.

Richard J. Gerner, Director of Operations. Mr. Gerner joined the Company in August of 1998. Prior to this, he was Vice President of Operations for Public Storage, Inc. In this capacity he supervised the operation of 80 storage facilities. From 1990 to 1996 he was Regional Director of Operations for Hardee's Food System, Inc. (Roy Rogers Division) were he supervised 99 restaurants divided among three concepts (Hardee's, Roy Rogers and Roy's Char Grill).

Michael H. Cohen, Director of Marketing. Mr. Cohen joined the Company in July, 1998 as

Director of Marketing. Prior to this, Mr. Cohen was an independent consultant in marketing and training from 1990 focusing on restaurants, retail, telecommunications, real estate, utility deregulation and facility management. Mr. Cohen has experience with advertising agencies and corporate marketing departments. In these capacities he has worked with McDonald's, Arby's, Long John Silver's, General Mills, Village Inn, and KFC during the past twenty years. Mr. Cohen received a B.A. degree in History and Political Science from Trinity College, Hartford, Connecticut in 1978.

Robert J. Zelinski, Controller. Mr. Zelinski has served as Controller of the Company since 1987. Mr. Zelinski is responsible for the Company's financial reporting activities and internal controls . Mr Zelinski earned a B.S. degree in Accounting from Youngstown State University in 1987 and was also a franchisee of the Company from 1990 through 1993.

Committees

In December 1996, the Board of Directors formed the following committees:
Executive, Compensation and Audit. The Board of Directors elected William F. Saculla, Bruce Galloway and Skuli Thorvaldsson to the Executive Committee. The Compensation Committee of the Board of Directors was formed to review the Company's executive compensation proposals, subject to the approval of the Board of Directors. The Compensation Committee is composed of Dennis Bookshester, Skuli Thorvaldsson and Bruce Galloway. The Audit Committee was formed to advise the Board in matters relating to the audit of the Company's financial statements and the Company's financial reporting systems. The Board elected Messrs. Bruce Galloway, R. Skuli Thorvaldsson, William Saculla, Fred Knoll, and George Koo, an independent advisor to the Company, as members of the Audit Committee.

In addition, the International Advisory Committee was formed to advise the Board of Directors regarding international operations and expansion opportunities, although without the power to obligate the Company. The Board selected Messers. Gudmundur Jonsson, David Baron, Valdimar Thomasson, Evan Binn, Gisly Martinsson, Lorie Karnath and Hans Rutkowski to the International Advisory Committee.

Item 10. Executive Compensation.

         The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 1998, 1997 and 1996.

(a)  Summary Compensation Table

                                                                                               Long-Term Compensation

                                Annual Compensation                                          Awards Payouts    Payouts
                               ---------------------                                         --------------    -------

Name and                                    Other Annual     Restricted      Securities          LTIP       All Other
Principal  Year    Salary         Bonus     Compensation     Stock Award(s)  Underlying          Payouts    Compensation
Position                                                                     Options/SARs
Bruce      1998    $  20,000.00   0.00      $0.00            0.00            10,000.             $0.00             0
Galloway   1997    $  00,000.00   0.00      $0.00            0.00            255,000.            $0.00             0
Chairman,                                                                    shares of
CEO                                                                          Common Stock
           1996    $  00,000.00   0.00      $0.00            0.00            430,000             $0.00
                                                                             shares of
                                                                             Common Stock

William    1998    $ 78,000.00    0.00      $0.00            0.00            0.00                $0.00             0
F.         1997    $ 75,000.00    0.00      $0.00            0.00            0.00                $0.00             0
Saculla                                                                      shares of
President,                                                                   Common Stock
Treasurer

R. Frank   1998    $125,000.00    0.00      $0.00            0.00            0.00                $0.00             0
Brown      1997    $125,000.00    0.00      $0.00            0.00            20,000              $0.00             0
Former                                                                       shares of
President,                                                                   Common Stock
CEO,       1996    $  10,025.00   0.00      $0.00            0.00            700,000             $0.00
Treasurer                                                                    shares of
                                                                             Common Stock

(b)    Option/SAR Grants in Last Fiscal Year  - None

(c) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                  Shares acquired on                          Number of Unexercised           Value of unexercised
Name              exercise                Value Realized      options/SARs at June 30, 1998   in-the-money options/SARs at
                                                                                              June 30, 1998
R. Frank Brown(1)         0                       0           260,000 options                 $0.00 Exercisable,

                                                              250,000 Exercisable
                                                               10,000 Unexerciseable

Bruce Galloway            0                       0           695,000 options                 $0.00 Exercisable

                                                              685,000 Exercisable
                                                               10,000 Unexerciseable


(1) 25% of the options for 20,000 vest each year over a period of four years commencing March 27, 1997 and are exercisable for five years after vesting.
     20% of the options for 260,000 shares vest each year over a period of five years commencing June 1, 1997 and are exercisable for five years after vesting.

(d)  Long-Term Incentive Plans - Awards in Last Fiscal Year  - None

Mr. R. Frank Brown had executed an employment agreement with the Company which expired in July 1998. Pursuant to the employment agreement, the Company granted Mr. Brown options to purchase an aggregate of 700,000 shares of Common Stock, with an exercise price of $1.375 per share with respect to 350,000 shares and an exercise price of $2.125 per share with respect to 350,000 shares. Mr. Brown's is only entitled to exercise the 240,000 options which vested as of the termination of his contract. In March 1997, Mr. Brown received options to purchase 20,000 shares of Common Stock at a purchase price of $3.37 per share. 25% of these options vest each year over a period of four years commencing March 27, 1997. The Company also purchased

$1,000,000 of key man life insurance on Mr. Brown, of which the Company is the beneficiary. Ownership of the policy was assigned to Mr. Brown upon termination of Mr. Brown's employment.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of September 28, 1997 with respect to officers, directors and persons who are known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Shareholder                                   Shares                Percentage

Lifeyrissjodur Austurlands                  1,225,375                  8.2
Bruce R. Galloway(1)                        1,113,214                  7.5
NTS Financial Services Ltd.                   849,041                  5.9
Lifeyrissjodurinn Hlif                        845,875                  5.7
Fred Knoll (2)                                822,916                  5.5
Liferissjodur Vestmannaeyinga                 813,125                  5.5
Evan Binn and Ronna Binn(3)                   794,292                  5.3
Magee Industrial
  Enterprises, Inc.(4)                        765,725                  5.1
AFC Enterprises, Inc.(5)                      664,166                  4.5
Skuli Thorvaldsson (6)                        158,625                  1.0
Heinz Schimmelbusch(7)                         76,668                  ---
Dennis Bookshester(8)                          50,000                  ---
William Saculla(9)                             15,000                  ---


Officers and Directors as a Group(10)       2,236,423                 15.0%

Total Outstanding Shares                   14,869,748


Notes
-----

(1) Mr. Bruce R. Galloway is the Chairman of the Board of the Company. Excludes (i) warrants to purchase 430,000 shares of Common Stock at a purchase price of $1.51, which warrants are exercisable through May 31, 2001, (ii) warrants to purchase

         250,000 shares of Common Stock which are exercisable at an exercise price of $3.30 per share through December 31, 2001 and (iii) warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $3.37 per share through March 27, 2002. Does not include warrants to purchase 10,000 shares of Common Stock at an exercise price of $3.37 per share for five years, 5,000 of which vest each year commencing March 27, 1999.

(2) Excludes warrants to purchase 10,000 shares of Common Stock at an exercise price of $3.37, which warrants are exercisable through March 27, 2002 and warrants to purchase 10,000 shares of common stock at an exercise price of $3.125 through April 30, 2003. Includes 156,250 shares of Common Stock owned by Europa International Inc. Knoll Capital Management, Inc., is the investment manager for Europa. Mr. Knoll is the sole shareholder of Knoll Capital Management Inc.

(3) Excludes warrants to purchase 50,000 shares of common stock owned by Mr. And Mrs. Binn and are exercisable at a price of $1.51 per share through May 31, 2001.

(4) Gives effect to the conversion of 490,000 shares of Series B Preferred Stock into 765,625 shares of Common Stock for no additional consideration

(5) Excludes warrants to purchase 112,500 shares of Common Stock owned by Mr. Andrew Catapano, President of AFC Enterprises. Such warrants are exercisable at a purchase price of $1.51 per share through May 31, 2001. Excludes warrants to purchase 12,500 shares of Common Stock at an exercise price of $1.78 per share, which warrants are exercisable through September 15, 2003.

(6) Excludes (i) warrants to purchase 250,000 shares of Common Stock at a purchase price of $1.51, which warrants are exercisable through May 31, 2001, (ii) warrants to purchase 50,000 shares of Common Stock which are exercisable through January 9, 1997 at an exercise price of $3.00 per share (iii) warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $3.37 per share through March 27, 2002, and (iv) warrants to purchase 100,000 shares of common stock at an exercise price of $1.78 per share, which warrants are exerciseable through September 15, 2003. Does not include warrants to purchase 10,000 shares of Common Stock at an exercise price of $3.37 per share for five years, 5,000 of which vest each year commencing March 27, 1999.

(7) Mr. Heinz Schimmelbusch, a Director disclaims beneficial ownership of 133,334 shares of Common Stock held in trust for his children. Excludes warrants to purchase 10,000 shares of Common Stock which are exercisable through March 27, 2002 at an exercise price of $3.37 per share and warrants to purchase 10,000 shares of common stock through April 30, 2003 at $3.125 per share.

(8) Excludes warrants to purchase 10,000 shares of Common Stock which are exercisable through March 27, 2002 at an exercise price of $3.37 per share and warrants to purchase 10,000 shares of common stock through April 30, 2003 at $3.125 per share.

(9) Mr. William Saculla is the President, Treasurer, and Secretary of the Company. Excludes options to purchase 3,000 shares of Common Stock at a price of $2.65 per share through August 31, 2002. Does not include options which have been granted but have not vested to purchase 12,000 shares of Common Stock at a price of $2.65 per share. 20% of such options vest for a period of five years commencing September 1, 1999.

(10) Gives no effect to the issuance of any shares of Common Stock upon the exercise of any outstanding options or warrants.

Item 12. Certain Relationships and Related Transactions.

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

The 490,000 shares of Series B Preferred Stock of the Company owned by MIE were transferred to Magee in connection with the Company's acquisition of MIE. The Series B Preferred Stock is convertible into 765,625 shares of Common Stock of the Company at the option of the Company commencing April 27, 1997. The Company agreed to pay Magee an amount equal to the accrued dividend on the Series B Preferred Stock of $390,417 through November 30, 1996, which was paid in full on September 1, 1998. No dividends have accumulated on such Preferred Stock since

November 30, 1996.

In connection with the November private placement of 3,163,911 shares of Common Stock for gross proceeds of $5,631,761 in November and December 1996, Bruce Galloway received $71,000 as selling commissions. Burnham, the placement agent of the November Private Placement, had agreed to pay Mr. Galloway, the Chairman of the Board of the Company and a Managing Director of Burnham, 20% of the cash compensation payable to Burnham in consideration for his services rendered in connection with the November Private Placement.

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

On September 15, 1998, Skuli Thorvaldsson, a Director of the Company, participated in a private placement of the Company's secured 15% promissory notes and common stock purchase warrants, which private placement generated gross proceeds of $600,000. Mr. Thorvaldsson loaned the Company $400,000 pursuant to the terms of a promissory note. Interest accrues at the rate of 15% per annum. Interest only shall be payable in equal semi-annual installments on March 1, 1999 and September 1, 1999. Principal and interest shall be payable in eight semi-annual installments commencing March 1, 2000 and on each subsequent September 1 and March 1 thereafter, until September 1, 2003. The promissory notes are secured by the assets of certain restaurants. In addition, Mr. Thorvaldsson received warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.78 per share, which warrants are exercisable through September 15, 2003.

Item 13. Exhibits and Report

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

                  3.2      *Registrant's Bylaws

                  4.1      *Form of Common Stock Certificate

                  4.2      *Certificate of Designation on Series A Preferred
                            Stock

                  4.3      *Certificate of Designation on Series B Preferred
                            Stock

                  4.4      *Certificate of Designation on Series C Preferred
                            Stock

                  10.1     *Purchase Agreement dated May 31, 1996 between James
                            Cataland and Registrant

                                    Exhibits
                                    --------

                                    *Exhibit A - Option Agreement (See Exhibit
                                    10.16)
                                    *Exhibit B - Consulting Agreement (See
                                    Exhibit 10.14

                                    Schedules

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

                  10.2     *Employment Agreement dated June 1, 1996 between
                            R. Frank Brown and Registrant

                  10.3     *Purchase Agreement dated November 27, 1996, between
                            M.I.E. Hospitality and Registrant


                                Schedules
                                ---------
                                **Schedule 1        Notice of Target Inter-
                                                    Company Debt

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

                  10.13    *Form of Stock Option to Employees

                  10.14 *Consulting Agreement dated May 31, 1996 between James Cataland and Registrant

                  10.15 *Termination Agreement dated May 31, 1996 between James Cataland and Registrant

                  10.16 *Option Agreement dated March 29, 1996 between James Cataland and Skuli Thorvaldsson

                  10.17 *Schedule 1(b) to the Purchase Agreement dated November 27, 1996 between M.I.E. Hospitality and Registrant.

                  10.18 *Form of agreement with holders of Series A Preferred Stock

                  11.1     *Statement of Computation of Per Share Earnings

                  21.      *List of Subsidiaries

                  27.      *Financial Data Schedules

    * Previously Filed with Form 10-SB Declared Effective on August 12, 1997 ** Not Included with previous filings.
  *** Previously Filed with Form 10-QSB filed on November 13, 1997

                                   SIGNATURES

         In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARTHUR TREACHER'S, INC.
                                                   (Registrant)

Date:  October 10, 1998                     By /s/ Bruce Galloway
                                               --------------------------------
                                               Bruce Galloway
                                               Chief Executive Officer


                                            By /s/ William F. Saculla
                                              --------------------------------
                                              William F. Saculla
                                              President, Chief Financial Officer

          Name                           Title                       Date
          ----                           -----                       ----

/s/ Bruce Galloway         Chief Executive Officer,
-------------------------  Director, Chairman of the Board    October 12, 1998
Bruce Galloway

/s/ William F. Saculla     President, Treasurer, Chief        October 12, 1998
-------------------------  Financial Officer, Director
William F. Saculla

                           Director                           October 12, 1998
-------------------------
Skuli Thorvaldsson

/s/ Fred Knoll             Director                           October 12, 1998
-------------------------
Fred Knoll

/s/ Heinz Schimmelusch     Director                           October 12, 1998
-------------------------
Heinz Schimmelusch

                           Director                           October 12, 1998
-------------------------
Dennis Bookshester

                            ARTHUR TREACHER'S, INC.

                       Consolidated Financial Statements

                             June 30, 1998 and 1997

                  (With Independent Auditors' Report Thereon)

                           ARTHUR TREACHER'S, INC.

                  Index to Consolidated Financial Statements

                                                                        Page
                                                                        ----
Independent Auditors' Report of KPMG Peat Marwick LLP                   F-1

Consolidated Balance Sheets as of June 30, 1998 and 1997                F-2

Consolidated Statements of Operations for the years ended
   June 30, 1998 and 1997                                               F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the
   years ended June 30, 1998 and 1997                                   F-5

Consolidated Statements of Cash Flows for the years ended
   June 30, 1998 and 1997                                               F-6

Notes to Consolidated Financial Statements                              F-8

                          Independent Auditors' Report

The Board of Directors
Arthur Treacher's, Inc.:

We have audited the accompanying consolidated balance sheets of Arthur Treacher's, Inc. as of June 30, 1998 and June 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arthur Treacher's, Inc. as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                     KPMG PEAT MARWICK LLP

Jacksonville, Florida
September 4, 1998

                            ARTHUR TREACHER'S, INC.

                          Consolidated Balance Sheets

                             June 30, 1998 and 1997

Assets                                                                                 1998              1997
------                                                                                 ----              ----
Current assets:
     Cash and cash equivalents                                                  $       909,636          867,847
     Accounts receivable, net of allowance of $19,893
         in 1998 and $25,900 in 1997                                                     90,618          137,598
     Inventories                                                                        274,738          288,663
     Prepaid expenses and other                                                         173,509          181,544
                                                                                  -------------    -------------
              Total current assets                                                    1,448,501        1,475,652
                                                                                  -------------    -------------

Property and equipment, at cost (notes 2 and 4):
     Land                                                                                     -          150,000
     Buildings                                                                          156,300          306,300
     Leasehold improvements                                                           4,640,605        4,160,812
     Furniture, fixtures, and equipment                                               3,450,160        3,166,180
                                                                                  -------------    -------------
                                                                                      8,247,065        7,783,292
     Less accumulated depreciation                                                    3,173,746        2,112,778
                                                                                  -------------    -------------
              Property and equipment, net                                             5,073,319        5,670,514

Deposits                                                                                198,574          151,451
Goodwill, net of accumulated amortization of $25,851                                    450,689          317,016
     in 1998 and $9,524 in 1997 (note 2)
Other                                                                                   141,511            8,233
                                                                                  -------------    -------------

              Total assets                                                      $     7,312,594        7,622,866
                                                                                  =============    =============

                                                                   (Continued)

                            ARTHUR TREACHER'S, INC.

                             June 30, 1998 and 1997

Liabilities and Stockholders' Equity (Deficit)                                        1998              1997
----------------------------------------------                                        ----              ----
Current liabilities:
     Accounts payable                                                           $     2,307,009        1,050,956
     Accrued expenses and other liabilities (note 3)                                    501,545          654,527
     Current maturities of long-term debt (note 4)                                      393,312          369,863
     Dividend payable                                                                   390,417               -
                                                                                  -------------    ------------
              Total current liabilities                                               3,592,283        2,075,346

Long-term debt, net of current maturities (note 4)                                    1,398,805        1,570,305
Dividend payable                                                                              -          390,417
Other liabilities                                                                        15,358            2,288
                                                                                  -------------    -------------
              Total liabilities                                                       5,006,446        4,038,356
                                                                                  -------------    -------------

Stockholders' equity (deficit) (note 9): Preferred stock 2,000,000 shares authorized:
         Series A convertible, par value $1; 12,800 shares issued and outstanding, involuntary liquidation preference
              of $1 per share plus accrued and unpaid dividends                          12,800           87,200
         Series B convertible, par value $1; 490,000 shares issued
              and outstanding, involuntary liquidation preference
              of $1 per share                                                           490,000          490,000
         Series C, par value $100; 9,900 shares issued
              and outstanding, involuntary liquidation preference
              of $100 per share plus accrued and unpaid dividends                       852,705                -
     Common stock $.01 par value; authorized 25,000,000 shares, issued and outstanding 14,869,748 shares at June 30, 1998
         and 14,399,248 shares at June 30, 1997                                         148,539          143,992
     Additional paid-in capital                                                      10,411,729        9,704,248
     Accumulated deficit                                                             (9,609,625)      (6,840,930)
                                                                                  -------------    -------------
              Total stockholders' equity (deficit)                                    2,306,148        3,584,510
Commitments and contingencies (notes 5 and 8)
                                                                                  -------------    -------------

              Total liabilities and stockholders' equity                        $     7,312,594        7,622,866
                                                                                  =============    =============


See accompanying notes to consolidated financial statements.

                            ARTHUR TREACHER'S, INC.

                     Consolidated Statements of Operations

                             June 30, 1998 and 1997

                                                                                      1998              1997
                                                                                      ----              ----
Revenues:
     Restaurant sales                                                           $    22,329,369       16,934,481
     Franchise fees and royalties                                                       330,569          484,885
     Other revenues                                                                     326,824          356,293
                                                                                  -------------    -------------
              Total revenues                                                         22,986,762       17,775,659
                                                                                  -------------    -------------

Operating expenses:
     Cost of sales, including occupancy except depreciation (note 5)                 12,144,241        9,445,874
     Operating expenses                                                               9,747,656        7,536,984
     Depreciation and amortization                                                    1,215,356          724,968
     General and administrative expenses (note 8)                                     1,990,625        2,050,734
                                                                                  -------------    -------------
              Total operating expenses                                               25,097,878       19,758,560
                                                                                  -------------    -------------

                  Loss from operations                                               (2,111,116)      (1,982,901)

Other income (expenses):
     Interest expense, net of interest income of $38,154 in 1998
         and $57,851 in 1997                                                           (154,533)        (105,279)
     Other, net                                                                        (503,046)           9,158
                                                                                  -------------    -------------

              Net loss                                                               (2,768,695)      (2,079,022)

Undeclared preferred stock dividends                                                    (60,107)          (8,720)
                                                                                  -------------    -------------
              Net loss for common shareholders                                  $    (2,828,802)      (2,087,742)
                                                                                  =============    =============
Basic loss per common share                                                     $         (.19)            (.16)
                                                                                  ============     ============

Diluted loss per common share                                                   $         (.19)            (.16)
                                                                                  ============     ============

Weighted average number of outstanding shares for basic and diluted                  14,537,153       13,115,395
                                                                                  =============    =============

See accompanying notes to consolidated financial statements.

                            ARTHUR TREACHER'S, INC.

           Consolidated Statements of Stockholders' Equity (Deficit)

                       Years ended June 30, 1998 and 1997

                                                              Additional
                                     Preferred     Common       Paid in     Accumulated  Subscriptions
                                       Stock        Stock       Capital       Deficit     Receivable      Total
                                       -----        -----       -------       -------     ----------      -----
Balance at June 30, 1996         $      577,800      111,186    3,731,347   (4,371,491)    (377,976)      (329,134)

Subscription received, net                   -            -         3,711           -       377,976        381,687
Preferred stock redeemed                   (600)          -            -            -            -            (600)
Common stock issued                          -        32,519    5,657,325           -            -       5,689,844
Stock issued for restaurant
     purchases                               -           287       88,464           -            -          88,751
Common stock conversion rights
     issued for MIE acquisition
     (note 2)                                -            -       843,413           -            -         843,413
Stock issuance costs                         -            -      (770,980)          -            -        (770,980)
Warrants issued for services                 -            -       150,968           -            -         150,968
Preferred stock dividend declared            -            -            -      (390,417)          -       (390,417)
Net loss                                     -            -            -    (2,079,022)          -      (2,079,022)
                                    -----------  -----------  -----------  -----------  -----------  -------------
Balance at June 30, 1997                577,200      143,992    9,704,248   (6,840,930)          -       3,584,510


Common stock issued                          -         2,690      571,553           -            -         574,243
Stock issued for restaurant purchases        -           341       99,659           -            -         100,000
Preferred stock issued                  990,000           -            -            -            -         990,000
Preferred stock issuance costs               -            -      (234,310)          -            -        (234,310)
Warrants issued attached
     to preferred stock                (137,295)          -       137,295           -            -              -
Preferred stock converted to common     (74,400)       1,116       73,284           -            -              -
Stock issued for exercised warrants           -          400       60,000           -            -          60,400
Net loss                                      -            -            -   (2,768,695)          -      (2,768,695)
                                    -----------  -----------  -----------  -----------  -----------  -------------
Balance at June 30, 1998         $    1,355,505      148,539   10,411,729   (9,609,625)          -       2,306,148
                                    ===========  ===========  ===========  ===========  ===========  =============

See accompanying notes to consolidated financial statements.

                            ARTHUR TREACHER'S, INC.

                     Consolidated Statements of Cash Flows

                             June 30, 1998 and 1997

                                                                                      1998              1997
                                                                                      ----              ----
Operating activities:
     Net loss           $                                                            (2,768,695)      (2,079,022)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                           1,215,356          724,968
              Loss on disposition of restaurants                                         36,641           27,061
              Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                             46,980           (6,818)
                  Increase in deposits and other assets                                (155,401)         (67,174)
                  (Increase) decrease in prepaid expenses and other
                      current assets                                                      8,035         (116,475)
                  (Increase) decrease in inventories                                     13,925          (42,317)
                  (Decrease) increase in accounts payable                             1,256,053          (69,078)
                  Decrease in accrued expenses, other
                      liabilities and dividends payable                                (139,912)         (86,961)
                                                                                  -------------    -------------
                  Net cash used in operating activities                                (487,018)      (1,715,816)
                                                                                  -------------    -------------

Investing activities:
     Purchase acquisitions of restaurants                                               (62,500)      (1,842,681)
     Capital expenditures                                                              (809,577)      (1,076,240)
     Proceeds from disposition of restaurants                                           246,102           19,500
                                                                                  -------------    -------------
                  Net cash used in investing activities                                (625,975)      (2,899,421)
                                                                                  -------------    -------------

Financing activities:
     Proceeds from the issuance of common stock                                         634,643        5,689,844
     Proceeds from the issuance of preferred stock                                      990,000               -
     Cash received from common stock subscribed                                              -           381,687
     Preferred stock issuance costs                                                    (234,310)        (620,012)
     Proceeds from long-term debt                                                       177,216          226,738
     Principal payments on long-term debt                                              (412,767)      (1,185,856)
                                                                                  -------------    -------------
                  Net cash provided by financing activities                           1,154,782        4,492,401
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                     41,789         (122,836)

Cash and cash equivalents beginning of year                                             867,847          990,683
                                                                                  -------------    -------------
Cash and cash equivalents end of year                                           $       909,636          867,847
                                                                                  =============    =============

                                                                  (Continued)

                            ARTHUR TREACHER'S, INC.

                             June 30, 1998 and 1997

                                                                                      1998              1997
                                                                                      ----              ----
Supplemental disclosure of cash flow information:
     Cash paid for interest                                                     $       187,906          159,539
                                                                                  =============    =============


Supplemental disclosure of noncash transactions:
     Long-term debt assumed in restaurant purchases                             $        87,500        1,401,661
                                                                                  =============    =============

     Common stock issued for restaurant purchases                               $       100,000           88,751
                                                                                  =============    =============

     Common stock conversion rights issued for restaurant purchases             $            -           843,413
                                                                                  =============    =============

See accompanying notes to consolidated financial statements.

                            ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements

                             June 30, 1998 and 1997




(1)    Summary of Significant Accounting Policies

       (a)    Description of the Business

              Arthur Treacher's Inc. (the "Company") owns, operates and franchises quick service seafood restaurants under the names "Arthur Treacher's Fish & Chips" and "Arthur Treacher's Seafood Grille." At June 30, 1998, the Company owned and operated 62 restaurants and franchised, an additional 48 restaurants, located in 10 states and Canada, with the greatest concentrations in the northeast and midwest regions of the United States.

       (b)    Principles of Consolidation

              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arthur Treacher's Management Company and Arthur Treacher's Advertising Company. All material intercompany transactions have been eliminated in consolidation. Certain 1997 amounts have been reclassified to conform to presentation adopted during 1998.

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

                            ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements






(1)    Summary of Significant Accounting Policies, continued

       (f)    Recoverability of Long-Lived Assets

              The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. During 1998, the Company recognized an impairment loss of approximately $110,000, which is included in depreciation and amortization on the accompanying consolidated statement of operations, related to the assets at two store locations.

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

       (j)    Per share data

              The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per share," during fiscal 1998. This statement governs the computation, presentation, and disclosure requirements of earnings per share
              (EPS) for entities with publicly held common stock. The Company has calculated EPS in accordance with SFAS No. 128 and all periods presented have been restated.

              Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the year. When dilutive, stock options and warrants, and preferred stock are included as share equivalents. None of these equity instruments are included in the 1998 and 1997 calculations since the Company experienced losses.

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

       (l)    Stock Options and Warrants

              The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for its options and warrants, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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


(2)    Acquisitions

       On June 4, 1998, the Company paid $250,000 in cash, stock, and assumed liabilities, for one store location. The transaction was accounted for as a purchase and its results of operations have been included in the consolidated statement of operations from the date of acquisition forward. As a result of this acquisition, goodwill of $150,000 has been recorded. This transaction was not significant to the Company's operations during 1998.

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

       The following unaudited pro forma financial information presents the combined results of operations of the Company and MIE as if the acquisition had occurred as of the July 1, 1996. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and MIE constituted a single entity during such period. Pro forma total revenues was $23.7 million, pro forma net loss was $1.72 million, and pro forma net loss per share was $.13.

                            ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements






(2)    Acquisitions, continued

       Also during 1997, the Company acquired eight restaurants in six different transactions all accounted for as purchases. The purchase price, which totaled approximately $250,000, was satisfied by cash, common stock, or assumed liabilities. The entire purchase price was allocated to the tangible assets of the acquired entities. The results of operations of each entity was included in the consolidated financial statements from the date of acquisition. None of the acquisitions were significant to the operations of the Company during 1997.


(3)    Accrued Expenses and Other Liabilities

       Accrued liabilities consisted of the following at June 30, 1998 and 1997:

                                                       1998            1997
                                                       ----            ----

              Accrued professional fees            $      80,000         142,500
              Accrued taxes                              267,827         328,093
              Other                                      153,718         183,934
                                                   -------------   -------------
                  Total accrued liabilities        $     501,545         654,527
                                                   =============   =============


(4)    Long-Term Debt

       Long-term debt consisted of the following at June 30, 1998 and 1996:

                                                                                        1998              1997
                                                                                        ----              ----
         Notes payable:
              Note payable due in semi-annual principal installments
                  of $113,956, plus interest at 8%, beginning
                  June 1, 1998 maturing December 2002, unsecured                  $     1,025,607         1,139,563

                            ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements






(4)    Long-Term Debt, continued

                                                                                        1998              1997
                                                                                        ----              ----
              Notes payable to banks, due in monthly installments totaling
                  $8,041, including interest at rates ranging from 8% to 18%,
                  maturing through June 2005, secured by property and equipment    $       317,994            98,424

              Various notes payable related to the acquisition of franchised restaurants, due in monthly installments of principal and
                  interest at rates ranging from 8% to 14%, maturing at dates
                  through 2007, secured by property and equipment                          448,516           601,031

              Note payable due in monthly installments of $13,741, including interest at 10%, paid in full April 1998,
                  secured by property and equipment                                            -            101,150
                                                                                    -------------    --------------
                                                                                        1,792,117         1,940,168
         Less current maturities                                                          393,312           369,863
                                                                                    -------------    --------------

                      Total long-term debt                                        $     1,398,805         1,570,305
                                                                                    =============    ==============

         Principal maturities of long-term debt for the next five years and thereafter at June 30, 1998 are as follows:

                         Year ending June 30,                       Amount

                               1999                             $    393,312
                               2000                                  392,910
                               2001                                  352,865
                               2002                                  353,795
                               2003                                  191,669
                               Thereafter                            107,566
                                                                ------------
                                    Total                       $  1,792,117
                                                                ============

       The Company considers the carrying value of its long-term debt to be a reasonable estimation of its fair value based on the current market rates available to the Company for debt of the same remaining maturities.

                            ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements






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

       Base rent expense for Company owned restaurants, net of sublease income of $12,000 and $9,000 in 1998 and 1997, respectively, was approximately $2,396,000 and $1,691,000, for the years ended June 30, 1998 and 1997, respectively.

       The following summarizes future minimum lease payments, for Company owned restaurants, required for leases that have initial or remaining noncancelable terms in excess of one year as of June 30, 1998:

              Year ending June 30,                              Amount

              1999                                           $  2,585,439
              2000                                              2,451,071
              2001                                              2,332,255
              2002                                              1,874,819
              2003                                              1,427,631
              Thereafter                                        3,203,773
                                                             ------------
                  Total                                      $ 13,874,988
                                                             ============


       The Company also conditionally guarantees the payment of certain lease obligations of its franchisees. The amount of this conditional guarantee is approximately $156,000 in 1999, $132,000 in 2000, $105,000 in 2001
       and 2002, and $15,000 in 2003.

                            ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements






(6)    Income Taxes

       Income tax benefit attributable to income from continuing operations for the years ended June 30, 1998 and 1997, differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before taxes as follows:

                                                                                      1998               1997
                                                                                      ----               ----
           Computed "expected" tax benefit                                      $      (941,356)        (729,988)
           Increase (decrease) in income taxes resulting from:
                Non-deductible meals and entertainment                                   17,000           11,973
                Goodwill amortization                                                     5,551            3,238
                Change in valuation allowance                                           818,341          742,596
                Other, net                                                             (100,464)         (27,819)
                                                                                  -------------    -------------
                                                                                $            -                -


       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of June 30, 1998 and 1997 are as follows:


                                                                                      1998                1997
                                                                                      ----                ----
              Deferred tax assets:
                  Net operating loss carryforward                               $     2,809,098        2,022,284
                  Allowance for doubtful accounts                                         6,764            8,806
                  Other                                                                   5,222               -
                                                                                  -------------    ------------
                      Total gross deferred tax assets                                 2,821,084        2,031,090
                      Less valuation allowance                                        2,211,235        1,392,894
                                                                                  -------------    -------------
                           Net deferred tax assets                                      609,849          638,196
                                                                                  -------------    -------------

              Deferred tax liabilities - property and equipment                         609,849          638,196
                                                                                  -------------    -------------
                           Net deferred tax assets                              $            -                -
                                                                                  =============    ============


                            ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements






(6)    Income Taxes, continued

       At June 30, 1998, the Company had approximately $8.2 million of net operating loss carryforwards available for use, which expire through 2013. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the schedule of reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making the assessment.

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


(7)    Stock Options and Stock Warrants

       During 1998 and 1997, the Company has granted 55,000 and 316,500 nonqualified stock options, respectively, to certain key employees and directors to purchase shares of the Company's common stock at a price equal to or in excess of the market price of the stock, vesting over a five year period. These options were granted as compensation and the number of options granted was determined based on specific individual circumstances. The shares issuable under these option grants are nonregistered shares and the Company has no requirement to register such shares. The Company does not have a formal stock option plan.

       The per share weighted-average fair value of stock options granted was calculated using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - no expected dividend yield, risk-free interest rate of 5.6% weighted average expected volatility of 22% and an expected life of 5 years; 1997 - no expected dividend yield, risk-free interest rate of 6.4% weighted average expected volatility of 8.6% and an expected life of 5 years. In addition, for 1998 and 1997 the Company has discounted the market price of the stock, on the date of option grant, by 35% in consideration of the restrictions on the sale of the underlying shares. The fair value on the date of grant for options granted with exercise prices in excess of the market price of the stock was $0.26 and $0.02 for 1998 and 1997, respectively. No options were granted with exercise prices equal to the market price of the stock in 1997.

                            ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements





(7)    Stock Option Plan and Stock Warrants, continued

       The Company applies APB Opinion No. 25 in accounting for option grants and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would not have been materially impacted for the effects of such calculation in either 1998 or 1997.

       In addition, during 1998 and 1997 the Company granted 30,000 warrants and 721,391 warrants, respectively, (valued at $8,203 and $150,968, respectively) to purchase shares of Company common stock to non-employees in return for services provided in connection with the Company's equity offerings. These warrants have been recorded at fair value using substantially the same criteria as discussed above for the stock options.

       In connection with an equity offering, the Company also issued 148,500 warrants to purchase shares of Company common stock as described in note 9.

       Stock option and warrant activity during the period indicated is as follows:

                                                                                                       Weighted-
                                                                                     Number of          Average
                                                                                      Shares        Exercise Price
         Balance at June 30, 1996                                                     2,630,000      $      1.57
              Granted:
                  Exercise price equal to market price of stock                         405,000             3.00
                  Exercise price in excess of market price of stock                     632,891             3.14
              Exercised                                                                      -                -
              Canceled                                                                 (652,500)            1.61
                                                                                  -------------       -----------

         Balance at June 30, 1997                                                     3,015,391             1.96

              Granted - exercise price in excess of market price of stock               233,500             3.13
              Exercised                                                                 (40,000)            1.51
              Canceled                                                                  (45,000)            2.73
                                                                                  -------------       -----------
         Balance at June 30, 1998                                                     3,163,891      $      2.13
                                                                                  =============         ========

                            ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements





(7)    Stock Option Plan and Stock Warrants, continued

       The following table presents information regarding all options and warrants outstanding at June 30, 1998.


                                                Weighted
                               Number of         Average                                      Weighted
                             Warrants and       Remaining                Range of              Average
                                Options        Contractual               Exercise             Exercise
                              Outstanding         Life                    Prices                Price
                           -------------    --------------           -----------------       -----------
                               1,645,000         4.0 years        $        1.38 - 1.51    $         1.48
                               1,058,500         4.1 years                 2.13 - 3.13              2.72
                                 460,391         3.7 years                 3.30 - 3.37              3.09
                           -------------    --------------           -----------------       -----------

                               3,163,891         3.9 years        $        1.38 - 3.37    $         2.13
                           =============    ==============           =================       ===========


       The following table presents information regarding options and warrants currently exercisable at June 30, 1998.


                                  Number of                                         Weighted
                                Warrants and                Range of                 Average
                                   Options                  Exercise                Exercise
                                 Exercisable                 Prices                   Price
                               -------------           ------------------           ---------
                                   1,435,000         $        1.38 - 1.51         $      1.50
                                     573,000                  2.13 - 3.13                2.77
                                     345,191                  3.30 - 3.37                3.31
                               -------------           ------------------           ---------
                                   2,353,191         $        1.38 - 3.37         $      2.07
                               =============           ==================           =========


                            ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements






(8)    Commitments and Contingencies

       Included in general and administrative expenses in the accompanying consolidated statement of operations is approximately $544,000 for the year ending June 30, 1997 related to the settlement of lawsuits, lease cancellations and other items. The Company is a defendant in one lawsuit with a former development franchisee alleging wrongful contract termination, among other things. The plaintiff is seeking damages in excess of $10 million, however the Company believes the claim is without merit, has counter sued and is defending the claim vigorously. The case is presently in the U.S. District Court. The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

       The Company has entered into an agreement with its former President and Chief Executive Officer to provide consulting services to the Company at a rate of $100,000 per year, commencing June 1, 1996 and expiring in June 1998.


(9)    Stockholders' Equity

       In November and December 1997, the Company consummated a private placement to investors with respect to equity units consisting of shares of its Series C Preferred Stock, with warrants to purchase shares of common stock attached, for aggregate proceeds of $990,000. On November 25, 1997 the Company sold 8,100 shares of Series C Preferred Stock, with warrants to purchase 121,500 shares of common stock attached. On December 23, 1997, the Company sold 1,800 shares of Series C Preferred Stock, with warrants to purchase 27,000 shares of common stock attached. The Company allocated $137,295 of the proceeds to the value of the warrants and $852,705 to the value of the preferred stock. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10 percent per annum, payable semi-annually, if and when the Board declares a dividend. At June 30, 1998, the Company had accumulated and unpaid dividends of approximately $56,000 on this series of preferred stock. The warrants entitle the holder to purchase one share of common stock at an exercise price of $3.125 per share of common stock. The Company is utilizing the proceeds for working capital needs.

                            ARTHUR TREACHER'S, INC.

                   Notes to Consolidated Financial Statements






(9)    Stockholders' Equity, continued

       The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividends with respect to the Series A Preferred Stock. The 87,200 outstanding shares of Series A Preferred Stock are convertible into 96,889 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $15,360 as of June 30, 1998. On November 14, 1997, the certain holders of the Series A Preferred Stock were issued 111,600 shares of common stock in exchange for 74,400 shares, plus accrued and unpaid interest of the outstanding shares of the Series A Preferred Stock.

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

       In addition, as described in note 2, the Company issued approximately 34,100 and 28,700 shares of its common stock during 1998 and 1997, respectively, as part of acquiring restaurants.