Form 10QSB
period 1998-09-27
ARTHUR TREACHERS INC /FL/
filed 1998-11-12
CIK 1016951

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

                               QUARTERLY REPORT
            Under Section 13 or 15(d) of the Securities Act of 1934
                 For the Three Months Ended September 27, 1998
                                            ------------------


                            ARTHUR TREACHER'S, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in Its Charter)


              UTAH                                          34-1413104
--------------------------------                        -----------------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)


7400 Baymeadows Way, Suite 300, Jacksonville, Florida          32256
-----------------------------------------------------       ------------
(Address of Principal Executive Offices)                     (Zip Code)

(904) 739-1200
--------------
(Issuer's Telephone Number)


         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/   No  / /



At November 11, 1998, the latest practicable date there were 14,913,534 shares of Common Stock outstanding, $.01 par value.

                            ARTHUR TREACHER'S INC.

                                     INDEX


PART I.           FINANCIAL INFORMATION                                     PAGE

         Item 1.  Unaudited Financial Statements:

                  Consolidated Balance Sheets as of September 27, 1998
                  and June 30, 1998                                          4

                  Consolidated Statements of Operations for the Three
                  Month Periods July 1, 1998 through September 27,
                  1998 and July 1, 1997 through September 28, 1997           6

                  Consolidation Statement of Cash Flows for Three
                  Month Periods July 1, 1998 through September 27,
                  1998 and July 1, 1997 through September 28, 1997           7

                  Notes to Interim Consolidated Financial Statements         8

         Item 2.  Management's Discussion and Analysis results of
                  Operations and Financial Condition                        11

Part II.          OTHER INFORMATION                                         16

                            ARTHUR TREACHER'S, INC.

                          CONSOLIDATED BALANCE SHEETS

                     SEPTEMBER 27, 1998 and JUNE 30, 1998



                                                                September           June
Assets                                                            1998              1998
------                                                         (Unaudited)       (Audited)
                                                               -----------       ---------
Current assets:
     Cash and cash equivalents                             $       490,220          909,636
     Accounts receivable, net of allowance of $22,893
         in September 1998 and $19,893 in June 1998                117,258           90,618
     Inventories                                                   251,826          274,738
     Prepaid expenses and other                                    224,585          173,509
                                                             -------------    -------------
              Total current assets                               1,083,889        1,448,501
                                                             -------------    -------------

Property and equipment, at cost
     Buildings                                                     156,300          156,300
     Leasehold improvements                                      4,778,045        4,640,605
     Furniture, fixtures, and equipment                          3,567,701        3,450,160
                                                             -------------    -------------
                                                                 8,502,046        8,247,065
     Less accumulated depreciation                               3,458,674        3,173,746
                                                             -------------    -------------
              Property and equipment, net                        5,043,372        5,073,319

OTHER ASSETS
     Security Deposits                                             198,222          198,574
     Goodwill                                                      444,732          450,689
     Other                                                         163,370          141,511
                                                             -------------    -------------

              Total assets                                 $     6,933,585        7,312,594
                                                             =============    =============

                            ARTHUR TREACHER'S, INC.

                          CONSOLIDATED BALANCE SHEETS

                     SEPTEMBER 27, 1998 and JUNE 30, 1998



                                                           September           June
                                                             1998              1998
                                                          (Unaudited)        (Audited)
                                                          -----------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

CURRENT LIABILITIES:
     Accounts payable                                 $     2,539,161        2,307,009
     Accrued expenses and other liabilities                   421,997          501,545
     Current maturities of long-term debt                     374,855          393,312
     Dividend payable                                              -           390,417
                                                         ------------    -------------
              TOTAL CURRENT LIABILITIES                     3,336,013        3,592,283

Long-term debt, net of current maturities                   1,557,793        1,398,805
Other liabilities                                              37,840           15,358
                                                        -------------    -------------
              TOTAL LIABILITIES                             4,931,646        5,006,446
                                                        -------------    -------------

STOCKHOLDER'S EQUITY (Deficit)
     Preferred stock                                        1,755,486        1,355,505
     Common stock                                             148,977          148,539
     Additional paid-in capital                            10,410,444       10,411,729
     Accumulated deficit                                  (10,312,968)      (9,609,625)
                                                        -------------    -------------
TOTAL STOCKHOLDERS' EQUITY (Deficit)                        2,001,939        2,306,148

TOTAL LIABILITIES and STOCKHOLDRS EQUITY                $   6,933,585       7,312,594
                                                         ============       =========

                            ARTHUR TREACHER'S, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                          FOR THE THREE MONTHS ENDED


                                                        September      September
                                                          1998            1997
                                                       (Unaudited)    (Unaudited)
                                                       -----------    -----------
TOTAL REVENUE                                        $   5,450,043        5,885,766

OPERATING EXPENSES:
     Cost of sales, including occupancy
       except depreciation                               3,155,009        3,062,703
     Operating expenses                                  2,214,847        2,433,086
     Depreciation and amortization                         290,885          262,093
     General and administrative expenses                   458,553          438,734
                                                     -------------    -------------
              Total operating expenses                   6,119,294        6,196,616
                                                     -------------    -------------

                  LOSS FROM OPERATIONS                    (669,251)        (310,850)

Other income (expenses):
     Other, net                                            (34,092)         (70,742)
                                                     -------------    --------------

              NET LOSS                                    (703,343)        (381,592)

Undeclared preferred stock dividends                       (20,250)          (2,158)
                                                     -------------    -------------

              Net loss for common shareholders       $    (723,593)        (383,750)
                                                     =============    =============

Basic loss per common share                          $        (.05)            (.03)
                                                     =============     ============

Diluted loss per common share                        $        (.05)            (.03)
                                                     =============     ============

Weighted average number of outstanding shares
  for basic and diluted                                 14,869,748       14,399,248
                                                     =============    =============

                            ARTHUR TREACHER'S, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                          FOR THE THREE MONTHS ENDED


                                                                                     September         September
                                                                                       1998              1997
                                                                                     ---------         ---------
Operating activities:
     Net loss                                                                     $    (703,343)        (381,592)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                             290,885          262,093
                  Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                            (26,640)         (25,672)
                  (Decrease) in deposits and other assets                               (21,507)           2,356
                  (Increase) decrease in prepaid expenses and other
                      current assets                                                    (51,076)         (67,989)
                  (Increase) decrease in inventories                                     22,912           10,817
                  (Decrease) increase in accounts payable                               275,988          260,573
                  Decrease in accrued expenses, and other
                      liabilities                                                       (57,066)         (94,565)
                                                                                  --------------   -------------
                  Net cash used in operating activities                                (269,847)         (33,979)
                                                                                  -------------    -------------

Investing activities:
     Capital expenditures                                                              (254,981)         (53,660)
                                                                                       ---------         --------

Financing activities:
     Proceeds from the issuance of preferred stock, net of issue costs                  355,298               -
     Cash received from common stock subscribed                                              -                -
     Proceeds from long-term debt                                                       200,000               -
     Payment of dividend                                                               (390,417)              -
     Principal payments on long-term debt                                               (59,469)         (74,952)
                                                                                  -------------    --------------
                  Net cash provided by financing activities                             105,412          (74,952)
                                                                                  -------------    --------------

Net increase (decrease) in cash and cash equivalents                                   (419,416)        (162,591)

Cash and cash equivalents beginning of period                                           909,636          867,847
                                                                                  -------------    -------------
Cash and cash equivalents end of period                                         $       490,220          705,256
                                                                                  =============    =============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                     $        24,009           22,857
                                                                                  =============    =============

                            ARTHUR TREACEHR'S, INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 27, 1998


NOTE 1 - BASIS OF PRESENTATION

          The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in the Form 10-KSB for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on October 13, 1998.

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of consolidation: The interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries,

          MIE Hospitality, Inc., a wholly-owned subsidiary: which operates 31 Arthur Treacher's Fish and Chips restaurants in Pennsylvania, New York, New Jersey and Delaware.

          Arthur Treacher's Management Co., a wholly-owned subsidiary, provides payroll services to the Company.

          Arthur Treacher's Advertising Co., a wholly-owned subsidiary, provides certain advertising services to the Company and the franchisees.

          23rd Street Holding Company., a wholly-owned subsidiary, owns and operates 1 restaurant on East 23rd Street located in New York, New York.

Earnings per Share

Effective December 28, 1997, the Company implemented the provisions of Statement of Financial Accounting Standards # 128 "Earnings Per Share". All earnings per share information presented has been restated to reflect the provisions of this statement.

                           ARTHUR TREACEHR'S, INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 27, 1998



Note 3 -  COMMITMENTS AND CONTINGENCIES

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

                            ARTHUR TREACEHR'S, INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 27, 1998



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

Note  4 -      STOCKHOLDER'S EQUIITY

In September 1998 the Company consummated a private placement to one accredited investor under Regulation D of the Securities Act of 1933 with respect to units consisting of shares of its Series D Preferred Stock for Aggregate proceeds of $400,000. On September 27, 1998 , the Company sold an aggregate of 4,000 shares of Series D Preferred Stock. The Preferred Stock is entitled to a cumulative dividend of 15 percent per annum, payable semi-annually, beginning January 1, 2000, if and when the Board declares a dividend. The Preferred Stock is convertible to Common Stock at $1 per share for an aggregate of 400,000 shares at the option of the shareholder at anytime after January 1, 1999.

                      MANAGEMENTS DISCUSSION AND ANALYSIS

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

Results of Operations

The following discussion includes the following periods: (i) unaudited interim financial statements for the three months ended September 27, 1998 and (ii) the three months ended September 28, 1997.

1999 Three months and 1998 Three months

Total revenues of $5,450,043 for the three month period ended September 27, 1998 decreased $435,723 or 7.4% compared to $5,885,766 for the same period last year. The decrease is primarily attributed to the lesser amount of $279,669 of discounts and coupon sales for the three month period ended September 27, 1998 compared to $597,187 of discounts and coupon sales incurred during the three month period ended September 28, 1997. Therefore, $317,518 or 72.9% of the sales decrease is attributable to the deep discounting incurred during the three month period ended September 28, 1997. Other factors attributing to the decrease in total revenues came from same store net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) for the three month period ended September 27, 1998 decreased 5.8% compared to the same period last year. Franchise and other income decreased 28.8% or $61,232 to $151,377 for the three months period ended September 27, 1998 compared to $212,609 for the same period last year, primarily due to the timeliness of the receipts of other income from the Company's suppliers.

The Company's total costs and expenses decreased 1.3% or $77,322 to $6,119,294 for the three month period ended September 27, 1998, as compared to $6,196,616 for the same period last year.

Interest expense decreased 7.1% or $3,234 to $42,509 for the three month period ended September 27, 1998, as compared to $45,743 for the same period last year. The decrease in interest expense was a function of a reduction in the debt financing for recent acquisitions, new store construction and renovations.

Depreciation and amortization increased 11.0% or $28,802 to $290,885 for the three month period ended September 27, 1998 compared to $262,093 for the same period last year. This increase was primarily driven by new store construction and renovations.

As a result of the foregoing, the Company's net loss (before preferred dividends) increased 84.3% or $321,751 to $703,343 for three month period ended September 27, 1998, as compared to a net loss (before preferred dividends) of $381,592 for the same period last year. The most significant factors contributing to the net loss are the decrease in same store restaurant sales, which accounted for approximately $105,000 of the net loss, approximately $112,000 from losses incurred from new store operations and pre-opening expenses and approximately $67,000 from a decrease in other income.

Three months ended September 27, 1998 and June 30, 1998

The Company has demonstrated substantial improvement in profitability for the three month period ended September 27, 1998 when compared to the prior three month period ended June 30, 1998. When considering the seasonality effect on each of the three month periods ended September 27, 1998 and June 30, 1998, both are traditionally comparable quarters since they both lack the sales peaks attributed to the Christmas and Easter seasons.

Net contribution from the restaurants improved by $116,347 or 62% to a loss of $71,190 or 1.4% of net sales for the three month period ended September 27, 1998, compared to a loss of $187,537 or 3.90% of net sales for the three month period ended June 30, 1998.

Although same store sales decreased by 0.5% (one half of one percent), the most significant factors for improving the net contribution from restaurant operations were reduced costs by improved controls of 2.3% on total net sales of $5,018,997.

Franchise and marketing net contribution improved by $31,050 or 85.1% to $67,541 for the three month period ended September 27, 1998 compared to $36,491 for the three month period ended June 30, 1998.

General and administrative expenses decreased by $93,062 or 20% to $372,493 for the three month period ended September 27, 1998 compared to $465,555 for the three month period ended June 30, 1998.

Earnings before interest, taxes, depreciation and amortization improved $242,376 or 39.1% to a loss of $378,366 for the three month period ended September 27, 1998 compared to a loss of $620,742 for the three month period ended June 30, 1998.

                                        7/1/98              3/30/98
                                        Through             Through
                                        9/27/98             6/30/98
                                       ----------         -----------
LOSS FROM OPERATIONS                   $(669,251)         (1,077,626)
LESS: Other                                  0               391,407
ADD:  Depreciation and
          Amortization                   290,885             387,548
      Non-Recurring items                    0               422,529
      Interest income                        0                38,154
                                       ----------         -----------
      EBITDA                           $(378,366)           (620,742)

Liquidity and Capital Resources

The Company has financed its operations principally from revenues derived from Company owned restaurants, royalty income from franchisees, other income and private placements of equity and debt. The Company has raised over $12 million in equity since May 1996, of which approximately $2 million of equity and debt has been raised since December 1997.


Preferred Stock "Series C"                  December 1997       $     990,000
Common Stock                                June 1998           $     438,315
Preferred Stock "Series D"                  September 1998      $     400,000
Promissory Notes
  and Warrants.                             September 1998      $     200,000
                                                                -------------
                                                                $   2,028,315


The Company has been and will continue to engage in contract negotiations with certain suppliers to reduce the Company's cost of goods sold and improve the Company's liquidity.

The Company's current liabilities exceeded its current assets by $2,252,124 at September 27, 1998 compared to $2,143,782 at June 30, 1998. The Company had cash and short-term investments of $490,220 at September 27, 1998 compared to $909,636 at June 30, 1998. The Company is in arrears with respect to certain leases because of poor performance by stores in those locations. The Company is exploring means to limit the Company's financial obligations with respect to under-performing stores, including but not limited to renegotiating certain leases.

The Company believes that its current cash resources, revenues from operations, anticipated franchise and other income, cost savings (including equipment leasing opportunities and new supplier relationships) will be sufficient to adequately fund its current working capital needs through the fiscal year commencing July 1, 1998, although additional financing may be required. In the event that the Company needs additional working capital to finance its operations or capital expenditures, the Company believes it could meet its needs through either additional borrowings or the sale of additional equity, although there can be no assurance that the Company would be successful in obtaining any such financing, or on what terms such transactions could be effected.

Seasonality

The Company derives a significant portion of its sales during the November/December (Christmas) and February/March (Easter) holiday seasons, which are reflected in the Company's operating results for the second and third quarter. These seasonal effects are dependent upon the general retailing environment and customers' preference to shopping malls. Weather can have a significant affect on shopping in Northern climates. 86% of the Company's sales come from Northern states. These areas can be significantly impacted by weather during December, January and February. Approximately 70% of the Company's restaurant revenue is derived from shopping malls. The Company derives approximately 15% of its total annual revenues from operations of the stores located in shopping malls during the holiday season.


Year 2000 Compliance

The Company has undertaken a comprehensive review of its computer-based systems and applications to identify modifications necessitated by the century change in the year 2000 and has implemented a plan to make such modifications. The Company intends to have all critical systems compliant with the century change prior to December 31, 1998. The Company is in the process of updating all accounting and computer programs, which the Company does not expect the costs of compliance to be material relative to its financial condition. The Company has made inquiries with its' suppliers in regards to year 2000 compliance issues and has received assurance that these suppliers will be year 2000 compliant. However the business of the Company could be adversely affected should the Company or other entities with whom the Company does business with be unsuccessful in completing critical modifications in a timely manner.

PART I OTHER INFORMATION

       Item 1     Legal Proceedings

                  None

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

                                            ARTHUR TREACHER'S, INC.
                                                      (Registrant)

Date:  November 11, 1998                    By /s/  William F. Saculla
                                               -----------------------
                                               William F. Saculla
                                               President and Chief Financial
                                                 Officer