Form 10QSB
period 1998-12-27
ARTHUR TREACHERS INC /FL/
filed 1999-02-16
CIK 1016951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
             Under Section 13 or 15(d) of the Securities Act of 1934
                   For the Six Months Ended December 27, 1998

                             ARTHUR TREACHER'S, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                         UTAH                                                   34-1413104
--------------------------------------------------------------     ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification No.)

        7400 Baymeadows Way, Suite 300, Jacksonville, Florida                     32256
--------------------------------------------------------------     ------------------------------------
        (Address of Principal Executive Offices)                                (Zip Code)

        (904) 739-1200
--------------------------------------------------------------
        (Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No

At February 16, 1999, the latest practicable date there were 14,935,452 shares of Common Stock outstanding, $.01 par value.

                             ARTHUR TREACHER'S INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                     PAGE

       Item 1.  Unaudited Financial Statements:

                Consolidated Balance Sheets as of December 27, 1998 and
                June 30, 1998                                                 3


                Consolidated Statements of Operations for the Three Month Periods September 28, 1998 through December 27, 1998 and
                September 29, 1997 through December 28, 1997                  5

                Consolidated Statements of Operations for the Six Month
                Periods July 1, 1998 through December 27, 1998 and
                July 1, 1997 through December 28, 1997                        6


                Consolidation Statement of Cash Flows for the Six Month
                Periods July 1, 1998 through December 27, 1998 and
                July 1, 1997 through December 28, 1997                        7

                Notes to Interim Consolidated Financial Statements            9

       Item 2.  Management's Discussion and Analysis results of Operations
                and Financial Condition                                      13

Part II.                        OTHER INFORMATION                            19

                             ARTHUR TREACHER'S, INC.

                           CONSOLIDATED BALANCE SHEETS

                       DECEMBER 27, 1998 and JUNE 30, 1998

                                                          December       June
ASSETS                                                      1998         1998
------                                                   (Unaudited)   (Audited)
                                                         ----------   ----------

CURRENT ASSETS:

     Cash and cash equivalents                           $  628,935      909,636
     Accounts receivable, net of allowance of $10,893
         in December 1998 and $19,893 in June 1998          137,245       90,618
     Inventories                                            299,591      274,738
     Prepaid expenses and other                             216,602      173,509
                                                         ----------   ----------
              TOTAL CURRENT ASSETS                        1,282,373    1,448,501
                                                         ----------   ----------

PROPERTY AND EQUIPMENT, AT COST
     Buildings                                              156,300      156,300
     Leasehold improvements                               4,785,965    4,640,605
     Furniture, fixtures, and equipment                   3,722,204    3,450,160
                                                         ----------   ----------
                                                          8,664,469    8,247,065
     Less accumulated depreciation                        3,753,409    3,173,746
                                                         ----------   ----------
              PROPERTY AND EQUIPMENT, net                 4,911,060    5,073,319

OTHER ASSETS
     Security Deposits                                      199,567      198,574
     Goodwill                                               438,776      450,689
     Other                                                  194,245      141,511
                                                         ----------   ----------

              TOTAL ASSETS                               $7,026,021    7,312,594
                                                         ==========   ==========

                             ARTHUR TREACHER'S, INC.

                           CONSOLIDATED BALANCE SHEETS

                       DECEMBER 27, 1998 and JUNE 30, 1998



                                                     December         June
                                                        1998          1998
                                                    (Unaudited)     (Audited)
                                                    ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

CURRENT LIABILITIES:
     Accounts payable                               $  2,639,356      2,307,009
     Accrued expenses and other liabilities              508,690        501,545
     Current maturities of long-term debt                379,318        393,312
     Dividend payable                                       --          390,417
                                                    ------------   ------------
              TOTAL CURRENT LIABILITIES                3,527,364      3,592,283

Long-term debt, net of current maturities              1,401,686      1,398,805
     Other liabilities                                   680,814         15,358
                                                    ------------   ------------
              TOTAL  LIABILITIES                       5,609,864      5,006,446
                                                    ------------   ------------

STOCKHOLDER'S EQUITY (Deficit)
     Preferred stock                                   1,755,486      1,355,505
     Common stock                                        148,977        148,539
     Additional paid-in capital                       10,410,444     10,411,729
     Accumulated deficit                             (10,898,750)    (9,609,625)
                                                    ------------   ------------
TOTAL STOCKHOLDERS' EQUITY (Deficit)                   1,416,157      2,306,148


TOTAL LIABILITIES and STOCKHOLDERS' EQUITY          $  7,026,021      7,312,594
                                                    ============   ============

                             ARTHUR TREACHER'S, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                           FOR THE THREE MONTH PERIODS

                                                                   September 28, 1998   September 29, 1997
                                                                            through             through
                                                                   December 27, 1998    December 28, 1997
                                                                          (Unaudited)          (Unaudited)
                                                                          ------------        ------------

TOTAL REVENUE                                                             $  5,847,525           6,299,485


OPERATING EXPENSES:
     Cost of sales, including occupancy except depreciation                  3,258,735           3,110,421
     Operating expenses                                                      2,323,389           2,562,548
     Depreciation and amortization                                             303,118             284,112
     General and administrative expenses                                       503,457             455,167
                                                                          ------------        ------------
              TOTAL OPERATING EXPENSES                                       6,388,699           6,412,248
                                                                          ------------        ------------

                  NET LOSS FROM OPERATIONS                                    (541,174)           (112,763)

OTHER INCOME (EXPENSES):
     Other, net                                                                (44,608)           (107,816)
                                                                          ------------        ------------

              NET LOSS                                                        (585,782)           (220,579)

     Undeclared preferred stock dividends                                      (30,570)             (8,930)
                                                                          ------------        ------------

              Net loss for common shareholders                            $   (616,352)           (229,509)
                                                                          ============        ============


Basic loss per common share                                               $       (.04)               (.02)
                                                                          ============        ============

Diluted loss per common share                                             $       (.04)               (.02)
                                                                          ============        ============

Weighted average number of outstanding shares for basic
      and diluted                                                           14,897,754          14,494,128
                                                                          ============        ============

                             ARTHUR TREACHER'S, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                            FOR THE SIX MONTH PERIODS

                                                                        July 1,  1998        July 1,  1997
                                                                            through              through
                                                                   December 27, 1998    December 28, 1997
                                                                          (Unaudited)          (Unaudited)
                                                                          ------------        ------------

TOTAL REVENUE                                                             $ 11,297,568          12,185,251


OPERATING EXPENSES:
     Cost of sales, including occupancy except depreciation                  6,413,744           6,173,124
     Operating expenses                                                      4,538,236           4,995,634
     Depreciation and amortization                                             591,576             546,205
     General and administrative expenses                                       964,438             893,901
                                                                          ------------        ------------
              TOTAL OPERATING EXPENSES                                      12,507,994          12,608,864
                                                                          ------------        ------------

                  LOSS FROM OPERATIONS                                      (1,210,426)           (423,613)

OTHER INCOME (EXPENSES):
     Other, net                                                                (78,699)           (178,558)
                                                                          ------------        ------------

              NET LOSS                                                      (1,289,125)           (602,171)

     Undeclared preferred stock dividends                                      (41,250)            (10,188)
                                                                          ------------        ------------

              Net loss for common shareholders                            $ (1,330,375)           (612,359)
                                                                          ============        ============


Basic loss per common share                                               $       (.09)               (.04)
                                                                          ============        ============

Diluted loss per common share                                             $       (.09)               (.04)
                                                                          ============        ============

Weighted average number of outstanding shares for basic and
    diluted                                                                 14,883,154          14,446,788
                                                                          ============        ============

                             ARTHUR TREACHER'S, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            FOR THE SIX MONTH PERIODS

                                                                             July 1, 1998        July 1, 1997
                                                                               through              through
                                                                          December 27, 1998    December 28, 1997
                                                                          -----------------    -----------------

Operating activities:
     Net loss                                                                $(1,289,125)          (602,171)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
              Depreciation and amortization                                      591,576            546,205
                  Loss on disposition of restaurants                                --               36,641
                  Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                     (46,627)           (15,688)
                  (Decrease) in deposits and other assets                        (53,727)           (37,110)
                  (Increase) in prepaid expenses and other
                      current assets                                             (43,093)           (31,865)
                  (Increase) decrease in inventories                             (24,853)             2,656
                   Increase in accounts payable                                  376,183            347,886
                  Increase (decrease) in accrued expenses, and
                      other liabilities                                          672,601            (63,466)
                                                                             -----------        -----------
                  Net cash provided by operating activities                      182,935            183,088
                                                                             -----------        -----------

Investing activities:
     Capital expenditures                                                       (417,404)          (192,093)
     Proceeds from disposition of restaurants                                       --              246,102
                                                                             -----------        -----------
                  Net cash used in investing activities                         (417,404)            54,009
                                                                             -----------        -----------

Financing activities:
     Proceeds from the issuance of preferred stock, net of issue costs           355,298               --
     Issuance of common stock                                                       --               22,650
     Cash received from common stock subscribed                                     --              990,000
     Stock issuance costs                                                           --             (197,890)
     Proceeds from long-term debt                                                200,000            157,216
     Payment of dividend                                                        (390,417)              --
     Principal payments on long-term debt                                       (211,113)          (167,892)
                                                                             -----------        -----------
                  Net cash (used in) provided by financing activities            (46,232)           804,084
                                                                             -----------        -----------

Net increase (decrease) in cash and cash equivalents                            (280,701)         1,041,181

                            ARTHUR TREACHER'S, INC.

                            FOR THE SIX MONTHS ENDED

                                                                        July 1, 1998         July 1, 1997
                                                                          through               through
                                                                      December 27, 1998     December 28, 1997
                                                                      -----------------     -----------------

Cash and cash equivalents beginning of period                                909,636              867,847
                                                                          ----------           ----------
Cash and cash equivalents end of period                                   $  628,935            1,909,028
                                                                          ==========           ==========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                               $   90,188               68,217
                                                                          ==========           ==========
Supplemental disclosure of noncash transactions:
     Common stock issued to settle accounts payable                       $   43,836                 --
                                                                          ==========           ==========
     Series A Preferred Stock exchanged for common stock                  $     --                 74,400
                                                                          ==========           ==========
     Common stock issued for stock issuance costs                         $     --                 36,420
                                                                          ==========           ==========
     Other assets received on sale of property                            $     --                 80,119
                                                                          ==========           ==========
     Proceeds from issuance of Preferred Stock allocated to warrants      $     --                137,295
                                                                          ==========           ==========


                             ARTHUR TREACHER'S, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 27, 1998

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

         23rd Street Holding Company., a wholly-owned subsidiary, owns and operates 1 restaurant on East 23rd Street located in New York, New York.

                             ARTHUR TREACHER'S, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 27, 1998

Earnings per Share
------------------

Net income (loss) per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the period. Stock options, when dilutive, are included as share equivalents. Weighted average shares outstanding under the basic calculation are the same as that under the diluted calculation since the inclusion of common stock equivalents would be anti-dilutive.

Statement of Financial Accounting Standards No. 130
---------------------------------------------------

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting total comprehensive income in financial statements, and requires that Companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1999. No difference between total comprehensive income and net income existed in the interim financial statements reported at December 27, 1998 and December 28, 1997.

Statement of Financial Accounting Standards No. 131
---------------------------------------------------

The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for fiscal years beginning December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Management does not believe that FAS 131 will effect its current disclosures.

                             ARTHUR TREACHER'S, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 27, 1998

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

                             ARTHUR TREACHER'S, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 27, 1998

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

In September 1998 the Company consummated a private placement to one accredited investor under Regulation D of the Securities Act of 1933 with respect to units consisting of shares of its Series D Preferred Stock for Aggregate proceeds of $400,000. On September 27, 1998 , the Company sold an aggregate of 4,000 shares of Series D Preferred Stock. The Preferred Stock is entitled to a cumulative dividend of 15 percent per annum, payable semi- annually, beginning January 1, 2000, if and when the Board declares a dividend. The Preferred Stock is convertible to Common Stock at $1 per share for an aggregate of 400,000 shares at the option of the shareholder at anytime after January 1, 1999.

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

Results of Operations

The following discussion includes the following periods: (i) unaudited interim financial statements for the three months ended December 27, 1998 and (ii) the three months ended December 28, 1997. (iii) unaudited interim financial statements for the six months ended December 27, 1998 and (iv) the six months ended December 28, 1997.

Fiscal 1999 Three months and 1998 Three months

The Company's reported total revenues (defined as net restaurant sales plus coupons, promotions, discounts and franchise and other income) of $5,847,525 for the three month period ended December 27, 1998, a decrease of $451,960 or 7.2%, compared to the same period last year of $6,299,485.

Net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) decreased 2.4% or $129,904 to $5,375,491 compared to the same period last year of $5,505,395. While net restaurant sales decreased 2.4%, same store net restaurant sales decreased by 7.4% or $399,007 compared to the same period last year. The Company's expansion efforts had an adverse effect on the sales performance of certain existing restaurants that supplied personnel to start-up the expansion restaurants. This human resource issue has since been addressed with the addition of additional members to the senior management team in September 1998 providing the resources to implement recruiting and training programs. Also, an adequately funded marketing budget was not in place until November 1998, when at such time, an advertising agency was retained and a systemwide advertising campaign began. Prior to the funding, advertising was very limited, compared to the advertising expended for the same period last year.

Franchise and other income increased 12.7% or $22,812 to $202,975 for the three month period ended December 27, 1998 compared to the same period last year primarily due to the initial franchise fees generated this year for Miami Subs co-brands that amounted to $32,500 for this period compared to zero in the same period last year. During the period the Company changed a major product vendor. Under the terms of the agreement the vendor will become the sole supplier of soft drinks dispensed by the Company for the next five years. In accordance with the agreement the Company received in excess of $625,000 in cash from this vendor during November 1998. Such proceeds have, and will be used to defray the cost of switching vendors. Any excess proceeds will be amortized into income over a two year period.

The Company's total operating expenses decreased 0.4% or $23,549 to $6,388,699 for the three month period ended December 27, 1998, as compared to $6,412,248 for the same period last year. The Company anticipates additional cost savings over the next term.

Interest expense decreased 15.3% or $7,067 to $39,108 for the three month period ended December 27, 1998, as compared to $46,175 for the same period last year. The decrease in interest expense was a function of the Company's efforts to reduce debt.

Depreciation and amortization increased 6.7% or $19,006 to $303,118 for the three month period ended December 27, 1998, as compared to $284,112 for the same period last year. This increase was primarily driven by acquisitions, new store construction and renovations.

As a result of the foregoing, particularly the decrease in net sales at the store level and the losses incurred from new store development, the Company's net loss (before preferred dividends) increased 165.6% or $365,203 to a net loss (before preferred dividends) of $585,782 for the three month period ended December 27, 1998, as compared to a net loss (before preferred dividends) of $220,579 for the same period last year. The net loss increase of $365,203 was primarily incurred in the months of October 1998 and November 1998 which was prior to the completion of the orientation and training of the new upper-management team hired in early September 1998.

Subsequently, in December 1998 the new management team produced a pretax income of $ 79,667 compared to $ 151,154 for December 1997. The December 1998 pretax income could have been greater if not for the "new store expansion" losses totaling $34,458 for December 1998 compared to -0- for December 1997.

Fiscal 1999 Six months and 1998 Six months

The Company reported total revenues (defined as net restaurant sales plus coupons, promotions, discounts and franchise and other income) of $11,297,568 for the six month period ended December 27, 1998, a decrease of $887,683 or 7.3%, compared to the same six month period last year of $12,185,251. The decrease in revenue is primarily attributed to a reduction in sales coupons, promotions and discounts of $ 662,384 when compared to the same six month period last year. Other factors contributing to the decrease in total revenues are attributed to same store net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) for the six month period ended December 27, 1998 decreased 6.7% compared to the same period last year. The Company's expansion efforts had an adverse effect on the performance of certain existing restaurants that supplied the personnel to start-up the expansion restaurants.

Also, an adequately funded marketing budget was not in place until November 1998, when at such time, an advertising agency was retained and a systemwide campaign began. Prior to the funding, advertising was very limited, compared to advertising expended for the same period last year.

Franchise and other income decreased $38,420 to $354,352 for the six month period ended December 27, 1998 compared to $392,772 for the same period last year, primarily due to the timeliness of the receipts of franchise and other income from the Company's suppliers. During the six month period, the Company changed a major product vendor. Under the terms of the agreement the vendor will become the sole supplier of soft drinks dispensed by the Company for the next five years. In accordance with the agreement, the Company received in excess of $625,000 in cash from this vendor during November 1998. Such proceeds have, and will be used to defray the cost of switching vendors. Any excess proceeds will be amortized into income over a two year period.

The Company's total operating expenses decreased 0.8% or $100,870 to $12,507,994 for the six month period ended December 27, 1998, as compared to $12,608,864 for the same period last year.

Interest expense decreased 11.2% or $10,304 to $81,615 for the six month period ended December 27, 1998, as compared to $91,919 for the same period last year. The decrease in interest expense was a function of a reduction in the debt financing for recent acquisitions, new store construction and renovations.

Depreciation and amortization increased 8.3% or $45,371 to $591,576 for the six month period ended December 27, 1998, as compared to $546,205 for the same period last year. This increase was primarily driven by acquisitions, new store construction and renovations.

As a result of the foregoing, the Company's net loss (before preferred dividends) increased 114.1% or $686,954 to $1,289,125 for the six month period ended December 27, 1998, as compared to a net loss (before preferred dividends) of $602,171 for the same period last year. The net loss increase of $686,954 was primarily incurred in the months of July 1998 through November 1998 which was prior to the completion of the orientation and training of the new upper-management team hired in early September 1998.

Subsequently, in December 1998 the new management team produced a pretax income of $ 79,667 compared to $ 151,154 for December 1997. The December 1998 pretax income could have been greater if not for the "new store expansion" losses totaling $34,458 for December 1998 compared to -0- for December 1997. The "new store expansion" losses for the six month period ended December 27, 1998 totaled $160,279 compared to -0- for same period last year.

Liquidity and Capital Resources

The Company has financed its operations principally from revenues derived from Company owned restaurants, royalty income from franchisees, and private placements of equity and debt. The Company has raised over $12 million in equity since May 1996, of which $2 million of equity and debt has been raised since December 1997.

Preferred Stock "Series C"                           December 1997   $   990,000
Common Stock                                         June 1998       $   438,315
Preferred Stock "Series D"                           September 1998  $   400,000
Private Placement of Promissory Notes and Warrants.  September 1998  $   200,000
                                                                     -----------
                                                                     $ 2,028,315

The management of the Company has reduced certain costs by renegotiating various vendor contracts and continues to seek opportunities to reduce the Company's operating costs. The Company has been and will continue to engage in contract negotiations with certain suppliers to reduce the Company's cost of goods sold and improve the Company's liquidity. The most significant contract negotiation of the fiscal year thus far, was completed in December 1998, relative to the Company's soft drink product offerings. The Company received in excess of $625,000 in cash from its new soft drink supplier during the three months ended December 27, 1998. None of the proceeds from this transaction have been recorded to income for the three month period ended December 27, 1998. Such proceeds have, and will be used to defray the cost of switching vendors and promotional cost incurred to integrate the new product line into the Company's menu. Any excess proceeds will be amortized into income over a two year period. In addition to the economic benefit realized, the new vendor is providing menu board design leadership, menu board financing and marketing support in various phases of core product promotions in addition to soft drink promotions.

The Company's current liabilities exceeded its current assets by $2,244,990 at December 27, 1998 compared to $2,143,782 at June 30, 1998. The Company had cash and short-term investments of $628,935 at December 27, 1998 compared to $909,636 at June 30, 1998. Operating losses caused the Company to suffer liquidity problems, which included the Company's inability to make certain lease and note payments when due. The Company became in arrears with respect to certain leases because of poor performance by stores in those locations. The Company had also incurred indebtedness in connection with its new restaurant expansion program of which several of such restaurants are unable to generate sufficient revenues to repay the indebtedness.

The Nasdaq Stock Market, Inc. has delisted the Company's Common Stock from the NASDAQ Small Cap Market effective as of the close of business on February 10, 1999 because the Company failed to comply with Nasdaq's compliance criteria regarding minimum net tangible assets and minimum bid price. The Company's common stock became listed on the OTC Bulletin Board effective February 11, 1999. The delisting from NASDAQ could adversely affect the Company's ability to raise additional capital.

The Company believes that its current cash resources, cash flow from operations, cost savings (including equipment leasing opportunities and new supplier relationships), franchising of certain restaurants and the sale or renegotiation of underperforming leases will be sufficient to adequately fund its current working capital needs through the fiscal year commencing July 1, 1998. In the event that the Company needs additional working capital to finance its operations or capital expenditures, the Company believes it could meet its needs through either additional borrowings or the sale of additional equity, although there can be no assurance that the Company would be successful in obtaining any such financing, or on what terms such transactions could be effected.

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

Year 2000 Compliance

The Company has undertaken a comprehensive review of its computer-based systems and applications to identify modifications necessitated by the century change in the year 2000 and has implemented a plan to make such modifications. The Company intends to have all critical systems compliant with the century change prior to July 31, 1999. The Company is in the process of updating all accounting and computer programs, which the Company does not expect the costs of compliance to be material relative to its financial condition. The Company has made inquiries with its' suppliers in regards to year 2000 compliance issues and has received assurance that these suppliers will be year 2000 complaint. However the business of the Company could be adversely affected should the Company or other entities with whom the Company does business with be unsuccessful in completing critical modifications in a timely manner.

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

                                        ARTHUR TREACHER'S, INC.
                                               (Registrant)

Date:  February 16, 1999                By   /s/  William F. Saculla
                                          ----------------------------
                                          William F. Saculla
                                          President and Chief Financial Officer