Form 10QSB
period 1999-03-28
ARTHUR TREACHERS INC /FL/
filed 1999-05-17
CIK 1016951

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB


                                QUARTERLY REPORT
            Under Section 13 or 15(d) of the Securities Act of 1934
                    For the Nine Months Ended March 28, 1999


                            ARTHUR TREACHER'S, INC.
                 (Name of Small Business Issuer in Its Charter)


             UTAH                                     34-1413104
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

7400 Baymeadows Way, Suite 300, Jacksonville, Florida            32256
-----------------------------------------------------          ----------
(Address of Principal Executive Offices)                       (Zip Code)

(904) 739-1200
-----------------------------------------------------
(Issuer's Telephone Number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X     No
    ---       ---


At May 14, 1999, the latest practicable date there were 15,057,753 shares of Common Stock outstanding, $.01 par value.

                             ARTHUR TREACHER'S INC.

                                     INDEX


PART I.           FINANCIAL INFORMATION                                                               PAGE
                                                                                                      ----
         Item 1.  Unaudited Financial Statements:

                  Consolidated Balance Sheets as of March 28, 1999 and June 30, 1998                   3

                  Consolidated Statements of Operations for the Three Month Periods
                  December 28, 1998 through March 28, 1999 and
                  December 29, 1997 through March 29, 1998                                             5

                  Consolidated Statements of Operations for the Nine Month Periods
                  July 1, 1998 through March 28, 1999 and
                  July 1, 1997 through March 29, 1998                                                  6


                  Consolidation Statement of Cash Flows for the Nine Month Periods
                  July 1, 1998 through March 28, 1999 and
                  July 1, 1997 through March 29, 1998                                                  7

                  Notes to Interim Consolidated Financial Statements                                   9

         Item 2.  Management's Discussion and Analysis results of Operations and
                  Financial Condition                                                                 13

Part II.                            OTHER INFORMATION                                                 21

                            ARTHUR TREACHER'S, INC.

                          CONSOLIDATED BALANCE SHEETS

                        MARCH 28, 1999 and JUNE 30, 1998



                                                                                       March             June
                                                                                       1999              1998
ASSETS                                                                              (Unaudited)       (Audited)
------                                                                              -----------       ---------
CURRENT ASSETS:
     Cash and cash equivalents                                                  $       373,865          909,636
     Accounts receivable, net of allowance of $16,893
         in March 1999 and $19,893 in June 1998                                         127,355           90,618
     Inventories                                                                        228,953          274,738
     Prepaid expenses and other                                                         159,814          173,509
                                                                                  -------------    -------------
              TOTAL CURRENT ASSETS                                                      889,987        1,448,501
                                                                                  -------------    -------------

PROPERTY AND EQUIPMENT, AT COST
     Buildings                                                                          156,300          156,300
     Leasehold improvements                                                           4,829,605        4,640,605
     Furniture, fixtures, and equipment                                               3,723,445        3,450,160
                                                                                  -------------    -------------
                                                                                      8,709,350        8,247,065
     Less accumulated depreciation                                                    4,048,381        3,173,746
                                                                                  -------------    -------------
              PROPERTY AND EQUIPMENT, net                                             4,660,969        5,073,319

OTHER ASSETS
     Security Deposits                                                                  200,276          198,574
     Goodwill                                                                           432,611          450,689
     Other                                                                              186,536          141,511
                                                                                  -------------    -------------

              TOTAL ASSETS                                                      $     6,370,379        7,312,594
                                                                                  =============    =============


                            ARTHUR TREACHER'S, INC.

                          CONSOLIDATED BALANCE SHEETS

                        MARCH 28, 1999 and JUNE 30, 1998


                                                                                      March              June
                                                                                       1998              1998
LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)                                     (Unaudited)        (Audited)
----------------------------------------------                                     -----------        ---------
CURRENT LIABILITIES:
     Accounts payable                                                           $     3,017,316        2,307,009
     Accrued expenses and other liabilities                                             453,433          501,545
     Current maturities of long-term debt                                               377,261          393,312
     Dividend payable                                                                      -             390,417
                                                                                   ------------    -------------
              TOTAL CURRENT LIABILITIES                                               3,848,010        3,592,283

Long-term debt, net of current maturities                                             1,359,521        1,398,805
     Other liabilities                                                                  606,421           15,358
                                                                                  -------------    -------------
              TOTAL  LIABILITIES                                                      5,813,952        5,006,446
                                                                                  -------------    -------------

STOCKHOLDER'S EQUITY (Deficit)
     Preferred stock                                                                  1,755,486        1,355,505
     Common stock                                                                       150,577          148,539
     Additional paid-in capital                                                      10,467,423       10,411,729
     Accumulated deficit                                                            (11,817,059)      (9,609,625)
                                                                                  -------------    -------------
TOTAL STOCKHOLDERS' EQUITY (Deficit)                                                    556,427        2,306,148


TOTAL LIABILITIES and STOCKHOLDRS' EQUITY                                         $   6,370,379        7,312,594
                                                                                   ============        =========

                            ARTHUR TREACHER'S, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                          FOR THE THREE MONTH PERIODS



                                                                              December 28, 1998    December 29, 1997
                                                                                   through              through
                                                                                March 28, 1999       March 29, 1998
                                                                                 (Unaudited)           (Unaudited)
                                                                                 -----------           -----------
TOTAL REVENUE                                                                   $     5,040,277        4,961,334

OPERATING EXPENSES:
     Cost of sales, including occupancy except depreciation                           2,862,811        2,978,084
     Operating expenses                                                               2,130,216        1,833,383
     Depreciation and amortization                                                      281,187          281,697
     General and administrative expenses                                                407,886          478,048
                                                                                  -------------    -------------
              TOTAL OPERATING EXPENSES                                                5,682,100        5,571,212
                                                                                  -------------    -------------

                  NET LOSS FROM OPERATIONS                                             (641,823)        (609,878)

OTHER INCOME (EXPENSES):
     Other, net                                                                        (125,990)         (75,958)
     Sales by stores of discontinued operations                                         135,186                0
     Expenses by stores of discontinued operations                                     (285,682)               0
                                                                                  --------------   -------------
              TOTAL OTHER INCOME (EXPENSES)                                            (276,486)         (75,958)

              NET LOSS                                                                 (918,309)        (685,836)

     Undeclared preferred stock dividends                                               (30,570)         (20,570)
                                                                                  -------------    -------------

              Net loss for common shareholders                                  $      (948,879)        (706,406)
                                                                                  ==============   =============



Basic loss per common share                                                     $         (.06)            (.05)
                                                                                  =============    ============

Diluted loss per common share                                                   $         (.06)            (.05)
                                                                                  =============    ============

Weighted average number of outstanding shares for basic and diluted                  14,951,087       14,563,615
                                                                                  =============    =============

                            ARTHUR TREACHER'S, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                           FOR THE NINE MONTH PERIODS



                                                                                 July 1,  1998       July 1,  1997
                                                                                     through            through
                                                                                  March 28, 1999    March 29, 1998
                                                                                   (Unaudited)        (Unaudited)
                                                                                   -----------        -----------
TOTAL REVENUE                                                                   $    15,907,538       17,628,596


OPERATING EXPENSES:
     Cost of sales, including occupancy except depreciation                           8,892,228        9,156,117
     Operating expenses                                                               6,403,479        7,306,045
     Depreciation and amortization                                                      834,979          827,808
     General and administrative expenses                                              1,273,948        1,372,116
                                                                                  -------------    -------------
              TOTAL OPERATING EXPENSES                                               17,404,634       18,662,086
                                                                                  -------------    -------------

                  LOSS FROM OPERATIONS                                               (1,497,096)      (1,033,490)

OTHER INCOME (EXPENSES):
     Other, net                                                                        (298,411)        (254,517)
     Sales by stores of discontinued operations                                         565,494                0
     Expenses by stores of discontinued operations                                     (977,421)               0
                                                                                  --------------   -------------
              TOTAL OTHER INCOME (EXPENSES)                                            (710,338)        (254,517)

              NET LOSS                                                               (2,207,434)      (1,288,007)

     Undeclared preferred stock dividends                                               (71,820)         (30,758)
                                                                                  -------------    -------------

              Net loss for common shareholders                                  $    (2,279,254)      (1,318,765)
                                                                                  =============    =============

Basic loss per common share                                                     $          (.15)            (.09)
                                                                                  =============     ============

Diluted loss per common share                                                   $          (.15)            (.09)
                                                                                  =============     ============

Weighted average number of outstanding shares for basic and diluted                  14,905,798       14,485,664
                                                                                  =============    =============

                            ARTHUR TREACHER'S, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           FOR THE NINE MONTH PERIODS

                                                                                July 1,  1998        July 1,  1997
                                                                                    through             through
                                                                               March 28, 1999        March 29, 1998
                                                                               --------------        --------------
Operating activities:
     Net loss                                                                    $   (2,207,434)        (1,288,007)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
              Depreciation and amortization                                             900,282            827,808
                  Common stock issued for services                                           -              20,758
                  Loss on disposition of restaurants                                         -              36,641
                  Changes in assets and liabilities:
                  (Increase) in accounts receivable                                     (41,737)           (47,272)
                  (Decrease) in deposits and other assets                               (46,727)           (52,590)
                  Decrease (Increase) in prepaid expenses and other
                      current assets                                                      8,695            (39,033)
                  Decrease in inventories                                                45,785             24,698
                  Increase in accounts payable                                          728,405            391,944
                  Increase (decrease) in accrued expenses, and
                      other liabilities                                                 526,900            (96,385)
                                                                                  -------------     --------------
                  Net cash used in operating activities                                 (85,831)          (221,438)
                                                                                  -------------     --------------

Investing activities:
     Capital expenditures                                                              (462,285)          (262,721)
     Proceeds from disposition of restaurants                                           -                  246,102
                                                                                  -------------     --------------
                  Net cash used in investing activities                                (462,285)           (16,619)
                                                                                  -------------     --------------

Financing activities:
     Proceeds from the issuance of preferred stock, net of issue costs                  355,298            792,110
     Issuance of common stock                                                            58,577            124,050
     Proceeds from long-term debt                                                       200,000            157,216
     Payment of dividend                                                               (390,417)                 -
     Principal payments on long-term debt                                              (211,113)          (245,919)
                                                                                  -------------      -------------
                  Net cash provided by financing activities                              12,345            827,457
                                                                                  -------------      -------------

Net (decrease) increase in cash and cash equivalents                                   (535,771)           589,400


                            ARTHUR TREACHER'S, INC.

                           FOR THE NINE MONTHS ENDED

                                                                                July 1,  1998      July 1,  1997
                                                                                   through            through
                                                                               March 28, 1999      March 29, 1998
                                                                               --------------      --------------

Cash and cash equivalents beginning of period                                           909,636          867,847
                                                                                  -------------    -------------
Cash and cash equivalents end of period                                         $       373,865        1,457,247
                                                                                  =============    =============


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                     $       108,028          121,878
                                                                                  ==============   =============
Supplemental disclosure of noncash transactions:
     Common stock issued to settle accounts payable                             $        43,836              -
                                                                                  =============    =============
     Series A Preferred Stock exchanged for common stock                        $          -              74,400
                                                                                  =============    =============
     Common stock issued for stock issuance costs                               $          -              36,420
                                                                                  =============    =============
     Other assets received on sale of property                                  $          -              80,119
                                                                                  =============    =============
     Proceeds from issuance of Preferred Stock allocated to warrants            $          -             137,295
                                                                                  =============    =============

                            ARTHUR TREACHER'S, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 28, 1999

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

                                 MARCH 28, 1999

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

Statement of Financial Accounting Standards No. 130
---------------------------------------------------

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting total comprehensive income in financial statements, and requires that Companies explain the differences between total comprehensive income and net income. Management has adopted this statement in 1999. No difference between total comprehensive income and net income existed in the interim financial statements reported at March 28, 1999 and March 29, 1998.

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

                                 MARCH 28, 1999


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

                                 MARCH 28, 1999


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


Note  4 -      STOCKHOLDER'S EQUITY

In September 1998 the Company consummated a private placement to one accredited investor under Regulation D of the Securities Act of 1933 with respect to units consisting of shares of its Series D Preferred Stock for Aggregate proceeds of $400,000. On September 27, 1998 , the Company sold an aggregate of 4,000 shares of Series D Preferred Stock.. The Preferred Stock is entitled to a cumulative dividend of 15 percent per annum, payable semi- annually, beginning January 1, 2000, if and when the Board declares a dividend. The Preferred Stock is convertible to Common Stock at $1 per share for an aggregate of 400,000 shares at the option of the shareholder at anytime after January 1, 1999.

In February 1999, the Company is offering an aggregate of twenty (20) units consisting of 685,710 shares of Common Stock and warrants to purchase an aggregate of 685,710 shares of Common Stock. The Company is offering up to 20 units at a price of $10,000 per unit, each unit consisting of 22,857 shares of Common Stock and Warrants to purchase 22,857 shares of Common Stock at an exercise price of $0.4375 per share.

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

Results of Operations

The following discussion includes the following periods: (i) unaudited interim financial statements for the three months ended March 28, 1999 and (ii) the three months ended March 29, 1998. (iii) unaudited interim financial statements for the nine months ended March 28, 1999 and (iv) the nine months ended March 29, 1998.

Fiscal 1999 Three months and 1998 Three months

The Company's reported total revenues (defined as net restaurant sales plus coupons, promotions, discounts and franchise and other income) of $5,040,277 for the three month period ended March 28, 1999, an increase of $78,943 or 1.6%, compared to the same period last year of $4,961,334.

Net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) decreased 7.4% or $354,684 to $4,456,738 compared to the same period last year of $4,811,422. While net restaurant sales decreased 7.4%, same store net restaurant sales decreased by 7.3% or $328,403 compared to the same period last year. The extreme weather had a negative affect upon net sales at the store level. In the first 7 weeks of this period, net sales decreased $230,800 or 10.4% when compared to the same 7 week period and same stores last year. Also, the decrease in revenue is partially attributed to a reduction in the coupons, promotions and discounts of $271,764 when compared to the same three month period last year.

Franchise and other income increased 150.2% or $225,115 to $375,027 for the three month period ended March 28, 1999, compared to the same period last year. The co-brand expansion program with Miami Subs produced $7,824 in royalty income and $ 25,000 of initial franchise fees for this period compared to zero in the same period last year. Initial franchise fees are one-time fees paid by the franchisees at the time the franchise is purchased. Initial franchise fees are not recognized as income until the period in which all of the Company's obligations relating to the sale have been performed, which generally occurs when the franchise opens. Also, the Company has recorded income from three major suppliers in excess of $178,000 this period compared to approximately $16,000 for the same period last year.

The Company's total operating expenses increased 2.0% or $110,888 to $5,682,100 for the three month period ended March 28, 1999, as compared to $5,571,212 for the same period last year. The increase was primarily attributed to an increase of $296,833 in the operational expenses associated at the store level compared to the same period last year.

General and administration decreased $70,162 or 14.7% to $407,886 for the period ended March 28, 1999, compared to $478,048 for the same period last year. The company continues to prudently managing its administrative cost.

Interest expense increased 1.8% or $936 to $51,895 for the three month period ended March 28, 1999, as compared to $50,959 for the same period last year. The increase in interest expense was insignificant when compared to the same period last year.

Depreciation and amortization decreased .2% or $510 to $281,187 for the three month period ended March 28, 1999, as compared to $281,697 for the same period last year. This decrease was insignificant in comparing to the same period last year.

Discontinued operations include one co-brand restaurant, two seafood grilles and expenses related to three closed restaurants incurred accumulated losses of $150,496. These units are now closed and are being marketed as part of the Company's restructuring plan.

As a result of the foregoing, particularly the decrease in net sales at the store level and the losses incurred from the new concept development of the seafood grilles and co-brand restaurant, the Company's net loss (before preferred dividends) increased 33.9% or $232,473 to a net loss (before preferred dividends) of $918,309 for the three month period ended March 28, 1999, as compared to a net loss (before preferred dividends) of $685,836 for the same period last year. The net loss increase of $232,473 was primarily attributed to the loss from discontinued operations of $150,496 or 72.8% compared to zero in the same period last year and the operating loss for the six remaining seafood grille restaurants totaling approximately $133,000 for the three month period ended March 28, 1999, compared to a loss of $61,000 for the same period ended last year, an increase of approximately $72,000. Of the approximately $72,000 increase in seafood grille operations approximately $70,000 was attributed to two stores not open in the prior period and one store whose lease expires on May 31, 1999 and will not be renewed.

Fiscal 1999 Nine months and 1998 Nine months

The Company reported total revenues (defined as net restaurant sales plus coupons, promotions, discounts and franchise and other income) of $15,907,538 for the nine month period ended March 28, 1999, a decrease of $1,721,058 or 9.8%, compared to the same nine month period last year of $17,628,596. The decrease in revenue is primarily attributed to a reduction in coupons, promotions and discounts of $ 934,148 when compared to the same nine month period last year. Also, attributing to the decrease in total revenues are same store net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) for the nine month period ended March 28, 1999 decreased 6.3% compared to the same period last year.

Also, an adequately funded marketing budget was not in place until November 1998, when at such time, an advertising agency was retained and a systemwide campaign began. Prior to the funding, advertising was very limited, compared to advertising expended for the same period last year.

Franchise and other income increased 34.4% or $186,695 to $729,379 for the nine month period ended March 28, 1999 compared to $542,684 for the same period last year, partially due to the timeliness of the receipts of franchise and other income from the Company's suppliers. The co-brand expansion program with Miami Subs produced $ 16,517 in royalty income and $ 57,500 in initial franchise fees for the nine month period ended March 28, 1999, compared to zero in the same period last year. Also, the Company has recorded income from three major suppliers of approximately $ 230,000 for the period March 28, 1999 compared to approximately $ 84,000 for the same period last year. During the nine month period, the Company changed a major product vendor. Under the terms of the agreement the vendor will become the sole supplier of soft drinks dispensed by the Company for the next five years. In accordance with the agreement, the Company received in excess of $625,000 in cash from this vendor during November 1998. Such proceeds have, and will be used to defray the cost of switching vendors and fund future marketing efforts. Any excess proceeds above the cost of changing vendors will be amortized into income over a two year period.

The Company's total operating expenses decreased 6.7% or $1,257,452 to $17,404,634 for the nine month period ended March 28, 1999, as compared to $18,662,086 for the same period last year. The decreased was partially attributed to the decrease in revenue at the store level and the reduction in the general and administration of $98,168 or 7.15% to 1,273,948 for the nine month period ending March 28, 1999, as compared 1,372,116 for the same period last year.

Interest expense decrease d 6.6% or $9,368 to $133,510 for the nine month period ended March 28, 1999, as compared to $142,878 for the same period last year. The decrease in interest expense was a function of a reduction in the debt financing for recent acquisitions, new store construction and renovations.

Depreciation and amortization increased .8% or $7,171 to $834,979 for the nine month period ended March 28, 1999, as compared to $827,808 for the same period last year. This increase was not significant in comparison to the same period last year.

Discontinued operations include one co-brand restaurant, two seafood grilles and expenses related to three closed restaurants incurred accumulated losses of $411,927. These units are now closed and are being marketed as part of the Company's restructuring plan.

As a result of the foregoing, particularly the decrease in net sales at the store level and the losses incurred from the new concept development of the seafood grilles and co-brand restaurant, the Company's net loss (before preferred dividends) increased 71.4% or $919,427 to a net loss (before preferred dividends) of $2,207,434 for the nine month period ended March 28, 1999, as compared to a net loss (before preferred dividends) of $1,288,007 for the same period last year. The net loss increase of $919,427 was primarily attributed to the loss from discontinued operations of $411,927 or 44.8% compared to zero in the same period last year and the operating loss for the six remaining seafood grille restaurants totaling approximately $325,000 for the nine month period ended March 28, 1999, compared to a loss of $189,000 for the same period ended last year an increase of $136,000. Of the approximately $136,000 increase in seafood grille operations approximately $155,000 was attributed to two stores not open in the prior period and one store whose lease expires on May 31, 1999 and will not be renewed.

Liquidity and Capital Resources

The Company has financed its operations principally from revenues derived from Company owned restaurants, franchise income from franchisees, and private placements of equity and debt. The Company has raised over $12 million in equity since May 1996, of which $2 million of equity and debt has been raised since December 1997.

Preferred Stock "Series C"                            December 1997    $      990,000
Common Stock                                          June 1998        $      438,315
Preferred Stock "Series D"                            September 1998   $      400,000
Private Placement of Promissory Notes and Warrants.   September 1998   $      200,000
                                                                       --------------
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

The Company's current liabilities exceeded its current assets by $2,958,023 at March 28, 1999 compared to $2,143,782 at June 30, 1998. The Company had cash and short-term investments of $373,865 at March 28, 1999 compared to $909,636 at June 30, 1998. Operating losses have caused the Company to suffer liquidity problems, which include the Company's inability to make certain lease and note payments when due. The Company became in arrears with respect to certain leases because of poor performance by stores in those locations. The Company had also incurred indebtedness in connection with its new restaurant expansion program of which several of such restaurants are unable to generate sufficient revenues to repay the indebtedness.

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

The Company believes that implementation of its restructuring plan, current cash resources, cash flow from operations, cost savings, franchising of certain restaurants, sale of underperforming restaurants and the renegotiation of certain leases will be sufficient to adequately fund its current working capital needs through the fiscal year commencing July 1, 1998. In the event that the Company needs additional working capital to finance its operations or capital expenditures, the Company believes it could meet its needs through either additional borrowings or the sale of additional equity, although there can be no assurance that the Company would be successful in obtaining any such financing, or on what terms such transactions could be effected.

Restructuring Strategy

The restructuring strategy focuses on building cash flow primarily by the disposition of the Florida and Detroit markets, co-branded restaurants and the seafood grill restaurants. The cashflow will be generated by the proceeds of the sale and the elimination of the losses incurred by these certain restaurants. The company is currently negotiating with sixteen national and / or regional quick serve chains, five real estate / business brokers and various landlords and franchisee's. The implementation of the strategy will improve the operating cash flow of the Company as illustrated in the financial summary below. Although there will be no assurance this strategy will be successful.

The means of the disposition will vary by location based on the following restructuring priorities:

o  Sell leases          : Accumulate cash by selling attractive
                        leases. Each location will be marketed based on
                        the value of the leasehold improvements, equipment
                        package and the commercial value of the mall.

o  Franchise            : Accumulate cash by franchising. Certain
                        restaurant locations are suitable as owner /
                        operator opportunities for existing franchisees,
                        employees and new franchise candidates.

o  Limit liability      : Certain troubled locations may be difficult
                        to market as a franchise or to another
                        concept. In this case, the objective is to
                        terminate the lease to prevent future losses.

-------------------------------------------------------------------------------------------------------------------
Company Profile                                   Before             To Date                 After
By restaurant type                            Restructuring       Restructuring          Restructuring
-------------------------------------------------------------------------------------------------------------------
Company owned and operated
         Fish & Chips                                53                52                    39
         AT & Miami Subs                              1                 0                     0
         Seafood Grilles                              7                 6                     0
         Closed                                       6                 6                     0
                                                     ---               -----                 ---

                  Total                              67                64                    39
-------------------------------------------------------------------------------------------------------------------


The restaurants remaining as company owned and operated after the restructuring will be the traditional Arthur Treacher's Fish & Chip restaurants. As demonstrated in the following table, the fish & chip restaurants continue to be the driving force behind the company returning to profitability. The other concepts have not been successful and would require additional resources such as time, capital and manpower in order to reverse the negative trend. Each of the new concept restaurants will fall-out during the restructuring process.

-------------------------------------------------------------------------------
                                Concept Summary
                             for Nine Months ended
                                 March 28, 1999
-------------------------------------------------------------------------------
         Restaurant *EBITDA before regional expenses and administration

         Fish & Chips                                   $ 797,000
         AT & Miami Subs                                  (95,000)
         Seafood Grilles                                 (395,000)
         Closed restaurants                               (57,000)
                                                        ---------
                  Total                                 $ 250,000
-------------------------------------------------------------------------------

o    EBITDA    - Earnings before Interest, Taxes, Depreciation and Amortization

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

                                          ARTHUR TREACHER'S, INC.
                                             (Registrant)

Date:  May 14, 1999              By /s/  William F. Saculla
                                   ----------------------------
                                   William F. Saculla
                                   President and Chief Financial Officer