Form 10KSB40
period 1999-06-30
ARTHUR TREACHERS INC /FL/
filed 2000-04-20
CIK 1016951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
             Under Section 13 or 15(d) of the Securities Act of 1934
                     For the Fiscal Year Ended June 30, 1999

                             ARTHUR TREACHER'S, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



                        UTAH                                         34-1413104
--------------------------------------------------------------- ----------------
(State or Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer
                                                             Identification No.)


7400 Baymeadows Way, Suite 300, Jacksonville, Florida                    32256
----------------------------------------------------------------   ------------
(Address of Principal Executive Offices)                             (Zip Code)

        (904) 739-1200
---------------------------
(Issuer's Telephone Number)


     Securities registered under Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on Which
          to be so Registered             Each Class is to be Registered
          -------------------          ---------------------------------

--------------------------------                --------------------------------

--------------------------------                --------------------------------

         Securities registered under Section 12(g) of the Act:

                  Common Stock, $.01 par value
----------------------------------------------------------------
                      (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]   No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]



         State issuer's revenues for its most recent fiscal year.  $21,531,829
                                                                  ------------

         Shares outstanding. 15,424,004
                             ----------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $38,560,010
      -----------
Note: if determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                                     PART I

Item 1.  Description of Business.

The Company is a fast service seafood restaurant chain based in Jacksonville, Florida. The Company's principal business is the operation, franchising, ownership and development of "Arthur Treacher's Fish & Chips" fast food restaurants. On December 31, 1999 the Arthur Treacher's system consist of 161 restaurants, consisting of 29 Company owned restaurants and 71 independently owned and operated franchised locations and 61 franchise restaurants cobranded with Miami Subs, Corp. ("Miami Subs"), Nathan's Famous Hot Dogs and Pudgie's Famous Chicken. The restaurants are located in 13 states in the mid-western and eastern United States as well as in Washington D.C. and the province of Ontario, Canada. The Company's main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown and served with English-style chips and two corn meal "hush puppies". The Company's other products include chicken, shrimp, clams and an assortment of other seafood combination dishes.

(A)  Background

The Company was originally founded in 1969 as Arthur Treacher's Fish & Chips, Inc., a Delaware corporation. In 1979, Mrs. Paul's, Inc. ("Mrs. Paul's") purchased Arthur Treacher's Fish & Chips, Inc. In 1982, Lumara Foods of America, Inc. ("Lumara") acquired the assets of Arthur Treacher's Fish & Chips, Inc. from Mrs. Paul's. Lumara sought bankruptcy protection in 1983. In December 1983, Arthur Treacher's Inc., an Ohio corporation, entered into an agreement to purchase the assets of Lumara, during Chapter XI bankruptcy proceedings. In February 1984, Arthur Treacher's Inc., an Ohio corporation, merged into El Charro, Inc., a Utah corporation, which consummated the acquisition of the assets of Lumara and changed its name to Arthur Treacher's, Inc. On May 31, 1996, an investor group organized by Mr. Bruce Galloway, the current Chief Executive Officer and Chairman of the Board, acquired control of the Company.

In August 1998 the Company commenced pursuing co-branding opportunities. On August 13, 1998, the Company entered into a co-branding licensing agreement with Miami Subs. Miami Subs offers fresh fast food including hot and cold submarine sandwiches, cheesesteak sandwiches and various ethnic foods.

(B)  Corporate Restructuring Strategy

The Company seeks to focus on four key areas  :

        o        Improve operating cash flow and profitability

        o        Franchise Expansion

        o        Co-Branding

        o        Retail Development

Restructuring Strategy

Management of the Company implemented a corporate restructuring plan to address the financial condition of the Company in January 1999. The multi-faceted corporate strategy is focused on the restructuring of real estate obligations, improving same store operations, franchising and attracting capital or new debt. Each facet of the strategy is geared to improving operations by selling certain company owned restaurants that incur losses, increasing franchise sales and cobranding and introducing a retail product line for major supermarkets chains. As of October 30, 1999, the restructuring of real estate obligations by franchising, selling and terminating selected leases was complete. The Company owned and operated restaurants are concentrated within New York, New Jersey and Pennsylvania. Existing Arthur Treacher markets in Ohio, Michigan, Maryland, Washington D C, Florida and Ontario, Canada will be targeted for franchise expansion. The cobranding program with Miami Subs, Nathan's Famous Hot Dogs, Kenny Rogers Roasters, Pudgies Famous Chicken and other approved quick serve and casual dining restaurant chains will continue to provide an additional source of franchise revenue.

The following chart describes the restructuring. The 29 remaining company owned and operated restaurants are the traditional Arthur Treacher's Fish & Chip restaurants.

--------------------------------------------------------------------------------
                             Restructuring Activity
                          for Company Owned Restaurants
                            Before          June 30, 1999    September 26, 1999
--------------------------------------------------------------------------------
                         Restructuring      Restructuring       Restructuring
--------------------------------------------------------------------------------
Company
Restaurants Operated           63                42                    29
Franchised restaurants                           15                    28
Sell Leases                                       3                     3
Terminate Leases                                  8                     8
Closed restaurants              6                 1                     1
                               --                --                    --

                  Total        69                69                    69
--------------------------------------------------------------------------------

Franchise Expansion & Co-branding

The Company intends to focus on franchising the Arthur Treacher's Fish & Chips brand restaurants and accelerate its cobrand expansion with Miami Subs, Nathans Famous Hot Dogs, Kenny Rogers Roasters and Pudgies. The targeted territories for franchise and cobrand expansion will include New York, New Jersey, Delaware, Pennsylvania, Ohio, Michigan, Maryland, Washington D C, Florida and Ontario. The Company will continue to capitalize on the strength of its brand equity building franchise revenues by franchising and cobranding.

o        Expansion in Previously Exclusive Territory

The Company has acquired the exclusive development rights from its Canadian franchisee and has begun to market the Ontario territory. The company intends to develop the Toronto market initially before expanding into other regions of Ontario. The growth plan will primarily be franchise expansion with additional emphasis on seeking cobrand partners with an established multi unit Canadian concept.

o        Co-branding with other concepts.

The Company seeks co-branding between two restaurant concepts when one concept provides a product or serves a demographic group that is underserved by the other. In addition, the Company will seek complementary concepts that offer different products to the same customers during different parts of the day. The Company intends to continue to pursue co-branding opportunities.

As of November 1997, the Company entered into a management agreement with Miami Subs as to one location and in August 1998, the Company entered into a co-brand license agreement with Miami Subs to put a limited Arthur Treacher's menu in Miami Subs units. As of December 31, 1999, 56 Miami Sub franchisees have co-branded with Arthur Treacher's.

The Company is also cobranding with Nathan's Famous Hot Dogs and Pudgie's Famous Chicken. As of December 31, 1999, four Nathan's restaurants and one Pudgie's were operating under a cobrand agreement with Arthur Treacher's.

Arthur Treacher's receives royalties and initial franchise fees under each cobrand franchise agreement. The Company anticipates opening additional co-brand locations during the current fiscal year with each of its cobrand partners.

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

The Company estimates the cost of opening a new Company owned restaurant at between $50,000 and $200,000 per restaurant (assuming the purchase, not lease, of new equipment), depending upon factors such as the size of the restaurant, the lease, remodeling cost and local construction costs.

Co-branding the Arthur Treacher's menu into another restaurant concept entails a conversion cost of approximately $25,000 to $35,000 depending on the existing restaurant equipment being used by the co-brand partner.

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

The Company's proposed expansion and store renovations will be dependent on, among other things, attracting quality franchise candidates, the availability of suitable restaurant sites, negotiation of acceptable lease terms, timely development of such sites, obtaining landlords' consents to renovations, constructing or renovating restaurants, hiring of skilled management and other personnel, the general ability to successfully manage growth (including monitoring restaurants, controlling costs and maintaining effective quality controls) and the availability of adequate financing. In the case of franchised restaurants, the Company will be substantially dependent on the management skills of its franchisees

Marketing, Promotion and Advertising

Core  menu items

Batter-dipped fish, chicken and shrimp continue to account for more than 75% of the Company's annual sales during the fiscal year ended June 30, 1999. Arthur Treacher's has built a strong brand awareness over the past 30 years with its core menu and anticipates increasing the marketing and promotion of the batter-dipped products. The Company's restaurants are designed to produce the batter-dipped products easily. Increasing the sales of already high volume products will improve product rotation and help ensure hot, fresh food for customers.

The Company believes that batter-dipped food is a strong focus for the menu because, in part, batter-dipped food cannot be prepared easily at home. Most households do not have a deep fryer and a recipe for batter.

Marketing  strategies

Mall based stores are critical to the Company's success. Seventy percent of the Arthur Treacher systemwide revenue for the fiscal year ended June 30, 1999 was mall based. Therefore, marketing strategies are tailored to generate business in malls. If the tactics are feasible for freestanding stores, the marketing approach will expand to the freestanding markets. Certain promotions developed for freestanding stores will not necessarily be successful in the mall locations. Freestanding locations can benefit substantially from external media (print, radio, television, direct mail and out of home). Purchasing external media to drive customers to a mall food court and to an Arthur Treacher's restaurant in that food court becomes cost efficient when the concentration of stores can adequately support the marketing cost of the external media. The geographic distribution of the Company's mall based and free standing stores permits the Company to design marketing programs for each region. Most of the Company's freestanding and mall locations are in separate markets. Northeast Ohio and Central Pennsylvania have most of the freestanding stores while the mall based Arthur Treacher's are located primarily in the

New York to Philadelphia corridor and Florida.

A local marketing training program for managers of Arthur Treacher's restaurants located in food courts has been implemented. One day training classes have been held for the managers. The program is designed to enable and empower managers to market their store within the confines of the mall by capturing new customers, use fewer discounts and improve frequency of visits. Promotional tools have been provided to the managers. Managers are working with their supervisors and the marketing department to create marketing plans tailored to the needs of each store. Managers of freestanding locations are also being trained in local marketing techniques which are designed to reflect the different needs of freestanding stores.

(C)  Franchises

As of December 31, 1999, the Company had 132 independently owned and operated franchised locations consisting of 71 traditional Arthur Treacher restaurants and 61 cobranded restaurants. The Company has three options for franchises: individual stores, cobranding and area development. Pursuant to its franchise agreement, the Company provides its franchisees with a method of operation, including trade secrets, technical knowledge, a supply distribution program and standards for customer service, quality control, decor, layout, signs and accounting systems. The Company also provides centralized advertising and cooperative advertising programs and an initial training program, which is required for franchisees. Each franchisee is required to spend a minimum of three percent of monthly gross sales on advertising. In addition, each franchisee must purchase certain private label, proprietary food, paper supplies, equipment and signage from Company approved suppliers and distributors.

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

Cobranding fee arrangements may vary depending on the growth potential, commitments and development schedules agreed upon with the cobrand partner.

Each franchisee is subject to a royalty fee of a maximum of six percent of the franchisee's gross sales, net of sales taxes and certain other adjustments, based upon sales reports at the end of each calendar month. In the fiscal year ended June 30, 1999, the Company received a total of

$355,776 in franchise fees and royalty income. Most franchisees, pay royalties at a rate substantially lower than six percent of gross sales, with an average royalty of about three percent. Reduced royalty fees have been granted by the Company for certain older franchisees and for franchisees who operate multiple units.

As of December 31, 1999, franchisees operating eight restaurants have either been notified of being in default for non-payment of royalties or are more than 90 days in default on royalty payments. The inability of the Company's franchisees to make payments on a timely basis will adversely affect the Company's liquidity and its operations.

(D)   Suppliers and Pricing

Seafood prices, particularly the price of pollack, are subject to supply problems due to environmental and economic factors. The Company is developing measures to minimize the effect on the Company.

The Company's principal product, "Fish and Chips," includes pollack. Other species are being tested as alternatives due to supply, price and availability. The Company and franchisees utilize one supplier for pollack and one supplier for shrimp. For the fiscal year ended June 30, 1999, purchases of pollack and shrimp accounted for approximately 20% and 7% of the Company's operating expenses, excluding occupancy costs, respectively. Such supplies and prices are subject to volatility. Seafoods of the quality sought by the Company tend to trade on a negotiated basis depending upon supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, politics and economics in the producing countries. An increase in the prices of seafood, particularly pollack, could have an adverse effect on the Company.

The Company maintains relationships with certain seafood vendors in an effort to obtain seafood of the quality and in the quantity demanded by the Company's customers. These relationships enable the Company to maintain its supply of fish as well as affording the Company some price stability. The Company has sought to mitigate the effects of price volatility by entering into agreements with its principal fish suppliers to provide fixed prices for seafood products during the six months to one year duration of the contracts. Such fixed price agreements also help ensure the Company's supply of fish and enable the Company to reduce its supply costs. Although the Company anticipates that the agreements will be renewed on substantially the same terms as the current agreements, there can be no assurance that the new terms will not be more costly. However the Company believes that alternate suppliers of pollack and other seafoods are available if the prices of pollack or other seafoods increase substantially. Management also intends to take advantage of changing technologies with respect to the "farming" and breeding of selected species of fish and seafood products, and currently purchases some fish products that are "farmed."

The Company uses many individual suppliers for many of its significant non-seafood items. For example: cups, potatoes, chicken, shortening and proprietary fish batter are each purchased from different individual suppliers under oral and written agreements which set the price for one year. All of the Company's supplies are delivered by such suppliers to one distributor who services the Company's restaurants from three distribution centers. Any disruption in supplies from such suppliers could temporarily have an adverse effect on the Company's operations, although the Company believes that the supplier could readily be replaced. Except with respect to the Company's proprietary products, franchisees can purchase such products from other suppliers or distributors, subject to the Company's prior approval.

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

The Company's primary competitors in the fast service seafood restaurant business are Long John Silvers and Captain D's. Both competitors have company owned and franchised restaurant operations in certain regions of the United States. Long John Silvers is the largest competitor and Captain D's, a wholly owned subsidiary of Shoney's, Inc. has a strong regional presence in the southeastern United States. The amount of competition varies among the Company's principal regional markets. Both Captain D's and Long John Silvers compete directly with the Company in Ohio and Pennsylvania, although the level of competition is highest in several Pennsylvania markets. Long John Silvers competes directly with the Company in several of its markets in Florida.

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

(F) Seasonality

The Company derives a significant portion of its sales during the November/December (Christmas) and March/April (Easter) seasons, which are reflected in the Company's operating results for the second and third quarter. These seasonal effects are dependent upon the general retailing environment and customers' preference to shopping malls. Weather can have a significant affect on shopping in Northern climates. During the Fiscal Years ended June 30, 1999 and June 30, 1998, 86% of the Company's net sales came from Northern states. These areas can be significantly impacted by weather during December, January and February. Approximately 70% of the Company's net sales is derived from shopping malls. The Company derives approximately 15% of its total net sales from operations of the stores located in shopping malls during the holiday season.

(G) Employees

At January 31, 2000, the Company had approximately 350 employees. A total of approximately 285 employees are paid on an hourly basis and 65 employees receive a salary. Six of the Company's employees perform executive functions. Most of the Company's employees are employed at the Company's restaurants. The Company believes that the number of persons employed is adequate to conduct the Company's current level of operations.

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

On a national level, the FTC requires the Company to furnish prospective franchisees with a disclosure document which complies with the FTC's Trade Regulation Rule (the "FTC Rule"). The Company's current FTC disclosure document is effective for use in 37 states, and the District of Columbia, that do not require registration of disclosure documents. However, in the 13 remaining states, the Company is required to register a state-specific document and receive an effective registration notice prior to the commencement of sales of franchises in such states. The Company is qualified to sell franchises in selected states that requires a state specific document although the Company believes that it could register in all registration states if it chose to offer franchises in such states.

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

(I)  Trade and Service Marks and Trade Secrets

The Company believes that the "Arthur Treacher's" and the "Arthur Treacher's Fish & Chips" trade and service marks, and other marks may have significant value and are important to the marketing of its restaurants and products. All are registered with the United States Patent Office. The Company registered "Arthur Treacher's Seafood Grille" as a trade and service mark in 1998. The Company's principal "Arthur Treacher's" and "Arthur Treacher's Fish and Chips" trade and service marks are subject to renewal for 10 year periods upon application to the United States Patent Office between 2007 - 2009. The other trade and service marks are subject to renewal for 10 year periods on various dates between 2000 - 2010. Upon expiration of each period, the marks may be renewed for successive 10 year periods. The Company also registered the trademark "Arthur Treacher's Fish & Chips" in Canada on July 23, 1999. This trademark is subject to renewal every 15 years. There can be no assurance, however, that the Company's trade and service marks do not, or will not, violate the proprietary rights of others, that the Company's trade and service marks would be upheld if challenged or that the Company would not be prevented from using its trade or service marks. Any of the aforementioned instances could have a material adverse effect on the Company and its franchisees. The Company's trade and service marks have not been and are not subject to any material challenges and the Company has acted to vigorously defend the marks in several isolated instances where alleged infringement has occurred.

The Company utilizes a proprietary batter mix in connection with the preparation of its seafood products. There can be no assurance that such recipe will not be copied by a competitor and that the Company's business will not be adversely affected.

Item 2.  Description of Property.

The Company's principal executive offices are located at 7400 Baymeadows Way, Jacksonville, Florida 32256 (904-739-1200). The Company rents its 5,100 square feet of headquarters space for an annual rent of approximately $96,000 pursuant to a lease which expires in 2001.

The Company's 42 restaurants include 11 restaurants located in premises leased by the Company, 31 located in premises leased by MIE, a wholly-owned subsidiary of the Company. In addition, with respect to five leases, the Company either guarantees the obligations of franchisees or leases the properties and subleases them to franchisees. The Company's free standing restaurants are each approximately 2,000 square feet and the Company's restaurants located in malls are each approximately 400 to 1,100 square feet.

The leases have remaining terms ranging from one to 18 years. Many of the leases contain renewal options for periods of five to 10 years. The Company is reviewing whether to continue to operate any marginal restaurants acquired in the MIE Acquisition and to renegotiate the terms of each restaurant lease upon the expiration of each lease. The following chart sets forth the expiration dates of the terms of (i) the leases of Company owned restaurants, and (ii) the Company's leases which are subleased to franchisees and leases of franchisees which are guaranteed by the Company.

                                 Leases Subject
                                 to Guarantees
         Number of Leases        or Subleases          Expiration Date
         ----------------        ---------------       ---------------


                    2                   1                   2000
                    5                   0                   2001
                   10                   0                   2002
                   12                   3                   2003
                    7                   0                   2004
                    7                   0                   Thereafter

Item 3.  Legal Proceedings

ATAC Corporation and Patrick Cullen v. Arthur Treacher's, Inc. and James Cataland, Case No. 1:95CV 1032, In the U.S. District Court, Northern District, Ohio Eastern Division; filed May 9, 1995. On November 16, 1994, Arthur Treacher's terminated the agency agreement of a Regional Development Representative, ATAC Corporation, on the grounds that ATAC breached the agreement by assigning the agency agreement to a third party without the consent of Arthur Treacher's. ATAC claims that the Company was aware of and consented to the third-party assignment. The Company is unaware of any document signed by a properly-authorized representative of the Company formally authorizing or consenting to the assignment. On May 9, 1995, ATAC filed the action and alleged that the Company terminated the contract without cause, tortuously interfered with other business relationships, committed wrongful conversion of the territory and committed restraint of trade and price-fixing, breach of contract, fraud, and violations of RICO. ATAC originally demanded a minimum of $2,750,000 in compensatory damages and $6,000,000 in punitive damages. In response to the original complaint, the Company filed a motion to dismiss all of the claims. In addition, the Company filed a counterclaim against ATAC seeking a Declaratory Judgment that ATAC does not have a service contract with the Company in certain areas which the Company does business, that ATAC has committed breach of contract and that the Company is entitled to indemnification for previous lawsuits which have occurred because of the actions of ATAC on behalf of the Company. ATAC has twice amended the claims and allegation of the original complaint. In the Third Amended Complaint, ATAC asserts claims against the Company and the Company's former President, James Cataland, for fraud, breach of contract, tortuous interference with contract, violations of the Ohio Business Opportunity Act, violations of the Ohio Consumer Sales Practices Act and breach of fiduciary duty. ATAC seeks in excess of $10,000,000 in compensatory, punitive, and statutory damages from the Company. In response to the Third Amended Complaint, the Company in 1997 filed a Motion to Dismiss ATAC's claims for breach of fiduciary duty and under the Consumer Sales Practices and Business Opportunity Acts. The Company also requested that the district court dismiss the claim against the Company's former President. The Company in 1998 filed Motions for Summary Judgment on behalf of itself and the Company's former President with respect to all of ATAC's claims (except breach of contract) and requested that the court refer the remaining contract claim to binding arbitration. The Court granted the Company's Motion to Stay the lawsuit pending arbitration and the ruling is presently the subject of an appeal to the Sixth Circuit Court of Appeals. The parties submitted briefs to the Sixth Circuit between July and October of 1999. The Sixth Circuit should hand down the decision within the next few months.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The following table sets forth the high and low prices for the periods indicated as reported by the National Daily Quotation Service, Inc. between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. As of April 17, 2000, the closing bid price was $2.00 per share.

                                     Low                      High
                                     ---                      ----
1998 Fiscal Year:

First Quarter                        3.000                    3.500
Second Quarter                       3.000                    4.250
Third Quarter                        3.125                    4.000
Fourth Quarter                       2.000                    3.563

1999 Fiscal Year:

First Quarter                        0.563                    2.625
Second Quarter                       0.594                    1.125
Third Quarter                        0.375                    0.969
Fourth Quarter                       0.313                    0.813

The Common Stock is recorded on the NASD Bulletin Board with the symbol ATCH. As of June 30, 1999, the number of record holders of the Company's Common Stock was 551.

Dividends

In November and December 1997, the Company consummated a private placement with respect to equity units consisting of shares of its Series C Preferred Stock and warrants to purchase shares of common stock for aggregate proceeds of $990,000. The Company sold 9,900 shares of Series C Preferred Stock with warrants to purchase 148,500 shares of common stock attached.

The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time. The holders of the preferred stock are entitled to a cumulative dividend of 10 percent per annum, payable semi annually, if and when the Board declares a dividend. On September 28, 1998, the Company sold 4,000 shares of Series D preferred stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $400,000. The preferred stock is convertible into 400,000 shares of common stock.. The holders of the preferred stock are entitled to a cumulative dividend of 15 percent per annum, payable semi annually, if and when the Board declares a dividend.

To date, the Company has not paid any dividends on its Common Stock or Preferred Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Series A and Series C Preferred Stock. The amount of accumulated and unpaid dividends on the Series A Preferred Stock, Series C Preferred stock and Series D Preferred Stock was approximately $212,970 as of June 30, 1999.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

This Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Financial Statements and Notes thereto.

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

Results of Operations

The following discussion includes the following periods: (i) the fiscal year ended June 30, 1999 ("Fiscal 1999") and (ii) the fiscal year ended June 30, 1998 ("Fiscal 1998"). The financial results of the Company have been audited as of the full fiscal years ended June 30, 1999 and June 30, 1998.

Fiscal 1999 and Fiscal 1998

The Company's reported total revenues of $21,531,829 for Fiscal 1999, a decrease of $1,454,933 or 6.3%, compared to Fiscal 1998. The decrease in total revenues was generally a result of the restructuring activity which reduced the company owned restaurants from 62 operating restaurants to 42 by June 30, 1999. Also contributing to the decrease in total revenues was a reduction in couponing and discounting of $1,133,356 when compared to the same period last year and a same store sales decline of 6.2% for restaurants operated a minimum of 12 months when compared to the same period last year.

Net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) decreased 3.1% or $626,566 to $19,576,361 compared to the same period last year of $20,202,927 generally a result of the restructuring activity. Same store net restaurant sales for stores operated a minimum of 12 months decreased $1,166,425 or 6.2% for Fiscal 1999 compared to Fiscal 1998.

Franchise and royalty income increased $276,063 or 39.7% to $971,610 for Fiscal 1999 primarily due to the co-brand expansion program with Miami Subs. The co-brand expansion program with Miami Subs produced $ 28,765 in royalty income and $ 57,500 in initial franchise fees for Fiscal 1999, compared to zero in the same period last year.

Cost of sales from restaurant operations for Fiscal 1999 increased by .2% to 34.8% on net restaurant sales compared to 34.6% for Fiscal 1998. The increase in cost of sales percentage is primarily a result of low sales volumes in many of the restaurants subsequently sold during the restructuring. The Company's total operating expenses increased $1,473,270 or 5.9% to $26,571,148 for Fiscal 1999, as compared to $25,097,878 for Fiscal 1998. Of the increase

$2,036,955 or 138.3% of the increase is attributed to the recognition of an asset impairment charge as required by SFAS No. 121" Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

Discontinued operations and other non-recurring cost increased by $576,217 or 117.3% to $1,067,446 of which $878,785 was a result of losses and write-downs incurred from the new concept development of the seafood grilles and co-branded restaurants operated by the Company. These stores have been sold or the leases have been terminated during the restructuring.

Interest expense decreased $16,959 or 8.8% to $175,728 for Fiscal 1999, as compared to $192,687 for Fiscal 1998. The decrease in interest expense was a function of paying down debt financing for past acquisitions and the natural expiration of various debt.

Depreciation and amortization decreased $11,035 or .9% to $1,204,321 for Fiscal 1999, as compared to $1,215,356 for Fiscal 1998. Included in Fiscal 1998 depreciation was an asset impairment write-down of $110,000 in accordance with FASB 121. With the $110,000 omitted from Fiscal 1998, depreciation and amortization actually increased $98,965 or 9.0% to $1,204,321 for Fiscal 1999, as compared to $1,105,356 for Fiscal 1998. The increase was primarily driven by new store construction.

The undeclared preferred stock dividends increased $42,283 or 70.3% to $102,390 in Fiscal 1999 compared to $60,107 in Fiscal 1998. The increase is primarily attributable to the Series D Preferred Stock issued in September 1998.

As a result of the "asset impairment write-down", discontinued operations of the "Seafood Grilles" and co-branded restaurants and other non recurring cost, all combined for net losses of $3,104,401. The Company's net loss (before preferred dividends) increased $3,078,024 or 111.2% to $5,846,719 for Fiscal 1999, as compared to a net loss (before preferred dividends) of $2,768,695 for the Fiscal 1998.

Fiscal 1998 and Fiscal 1997

The Company's reported total revenues of $22,986,762 for Fiscal 1998, ended June 30, 1998, an increase of $5,211,103 or 29.3%, compared to the year ended June 30, 1997 (Fiscal 1997). The increase in sales include the operating results of the restaurants from the Company's M.I.E. division for all of Fiscal 1998, compared to the 31 weeks of operation for Fiscal 1997.

The most significant increase from revenues came from net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) which increased 25.9% or $4,156,236 to $20,202,927 compared to the same period last year of $16,046,691. The increase was attributable to the net restaurant sales generated by the M.I.E. division for a full 52 week period ended Fiscal 1998, compared to the post acquisition 31 week period of operation for the period ended Fiscal 1997.

Franchise and royalty income decreased 31.8% or $154,316 to $330,569 for Fiscal 1998 primarily due to the acquisition of M.I.E. Hospitality, Inc., the Company's former 32 restaurant franchisee and several other franchise locations. Regional representative fees decreased in conjunction with the decline in royalty revenue compared to the same period last year. Overall, comparable store sales for restaurants operated a minimum of 12 months decreased by 6.6% in Fiscal Year 1998 compared to Fiscal Year 1997.

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

Liquidity and Capital Resources

The Company has financed its operations principally from revenues derived from Company owned restaurants, franchise income and private placements of equity and debt. The Company has raised approximately $12,000,000 in equity and debt since May 1996, of which $3.3 million of equity and debt has been raised since December 1997.

Preferred Stock "Series C"                                         December 1997     $     990,000
Warrants exercised                                         Dec 1997 - April 1998     $      60,400
Common Stock                                                           June 1998     $     438,315
Private Placement of Promissory Notes and Warrants                September 1998     $     200,000
Preferred Stock "Series D"                                        September 1998     $     400,000
Common Stock                                                          March 1999     $     110,000
Promissory Notes and Warrants                           May 1999 - February 2000     $   1,137,000
                                                                                     -------------
                                                                                     $   3,335,715

The management of the Company has reduced certain costs by renegotiating various vendor contracts and continues to seek opportunities to reduce the Company's operating costs. The Company engages in contract negotiations with certain suppliers to reduce the Company's cost of goods sold and improve the Company's liquidity. The Company's most significant supplier contract was completed in December 1998 relative to the Company's soft drink product offerings. The Company received in excess of $625,000 in cash from its new soft drink supplier during the three months ended December 27, 1998. Such proceeds were used to defray the cost of switching vendors and promotional cost incurred to integrate the new product line into the Company's menu. Any excess proceeds will be amortized into income over a two year period. The new vendor is providing menu board design leadership, menu board financing and marketing support in various phases of core product promotions in addition to soft drink promotions.

The Company's current liabilities exceeded its current assets by $3,733,044 at June 30, 1999 compared to $2,443,782 at June 30, 1998. The Company had cash and short-term investments of $165,459 at June 30, 1999 compared to $909,636 at June 30, 1998. During Fiscal 1999, the Company experienced negative cash flow which has adversely affected its liquidity. Such negative cash flow resulted primarily from operating losses related to the "Seafood Grille" concept in the Detroit, Florida and New York metropolitan markets, expenses related to the construction of new restaurants in the New York City area, legal and lease obligation settlements and the professional fees and due diligence expenses associated with the proposed Seattle Crab Company and Miami Subs Corporation acquisitions, which were subsequently terminated. The Company became in arrears with respect to certain leases because of poor performance by stores in those locations. The Company had also incurred indebtedness in connection with (i) the conversion of past due amounts under certain leases to indebtedness and (ii) the repurchase of certain franchises, but several of such restaurants were unable to generate sufficient revenues to repay the indebtedness.

The Nasdaq Stock Market, Inc. delisted the Company's Common Stock from the NASDAQ Small Cap Market on February 10, 1999 because the Company failed to comply with Nasdaq's compliance criteria regarding minimum net tangible assets and minimum bid price. The Company's common stock became listed on the OTC Bulletin Board effective February 11, 1999. The delisting from NASDAQ could adversely affect the Company's ability to raise additional capital.

The Company has reduced administrative, personnel and certain occupancy costs during the fiscal year ended June 30, 1999 and seeks opportunities to reduce the Company's operating costs.

The Company implemented a restructuring strategy in January 1999 which is focused on improving cash flow and profitability by franchising or selling certain company owned restaurants, franchise sales, cobranding and introducing a retail product line for major supermarkets chains. As of October 1999, the restructuring of real estate obligations by franchising, selling and terminating selected leases was completed. As a result of the spin-off of selected leases, losses typically incurred by certain locations have been eliminated, thus improving cashflow and profitability. financial improvement

The implementation of the strategy has improved the operating cash flow and profitability of the Company as illustrated in the financial summary below.

-------------------------------------------------------------------------------------------------------------------
                             Statement of Operations
                              For Six Months Ended
                                  ( unaudited )
                                   Dec 26, 1999       Dec  27, 1998        Dec  28, 1997
(in thousands)                    (unaudited)
-------------------------------------------------------------------------------------------------------------------

Total Revenue                        $ 7,486             $ 11,298             $ 12,185
Net Loss                              (  273)          (    1,289)               ( 602)
Adjustments
Add: Depreciation & Amortization         391                  594                  546
     Interest                             83                   79                  178
                                     -------            ----------              -----------

EBITDA                               $   201          $(      616)               $ 122

-------------------------------------------------------------------------------------------------------------------

EBITDA         - Earnings before Interest, Taxes, Depreciation and Amortization

On September 30, 1999, the Company secured 12% promissory notes which generated $289,000 from certain shareholders and board members. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 1,541,333 shares of common stock at $.21 per share on September 30, 2000. Also 481,667 warrants are attached to this debt at an exercise price of $.30 per share, which warrants are exercisable through September 30, 2004.

On October 21, 1999, the Company secured 12% promissory notes which generated $221,000 from certain shareholders and board members. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 1,420,714 shares of common stock at $.21 per share on October 21, 2000. Also 368,333 warrants are attached to this debt at an exercise price of $.30 per share, which warrants are exercisable through October 21, 2004.

On December 1, 1999, the Company secured 12% promissory notes which generated $50,000 from Bruce Galloway the Company's CEO and Chairman of the Board. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 200,000 shares of common stock at $.28 per share on December 1, 2000. Also 65,789 warrants are attached to this debt at an exercise price of $.38 per share, which warrants are exercisable through December 1, 2004.

On January 5, 2000, the Company secured 12% promissory notes which generated $50,000 from Skuli Thorvaldsson, a Director of the Company. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 200,000 shares of common stock at $.28 per share on January 5, 2001. Also 65,789 warrants are attached to this debt at an exercise price of $.38 per share, which warrants are exercisable through January 5, 2005.

On February 5, 2000, the Company secured 12% promissory notes which generated $345,000 from certain shareholders and board members. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 1,983,334 shares of common stock at $.24 per share on February 5, 2001. Also 566,667 warrants are attached to this debt at an exercise price of $.30 per share, which warrants are exercisable through February 5, 2005.

The Company believes that its current cash resources, cash flow from operations, cost savings and its past ability to obtain additional financing will be sufficient to adequately fund its current working capital needs through the fiscal year commencing July 1, 1999. In the event that the Company needs additional working capital to finance its operations or capital expenditures, the Company believes it could meet its needs through either additional borrowings or the sale of additional equity, although there can be no assurance that the Company would be successful in obtaining any such financing or on what terms such transactions could be effected.

Year 2000 Compliance

The Company has undertaken a comprehensive review of its computer-based systems and applications to identify modifications necessitated by the century change in the year 2000 and has implemented a plan to make such modifications. The Company has completed critical systems compliant with the century change prior to December 31, 1999. The Company has completed the process of updating all accounting and computer programs. The Company's costs of compliance was not material relative to its financial condition. The Company has made inquiries with its' suppliers in regards to year 2000 compliance issues and no issues were derived from the year 2000 compliance.

Item 7.  Financial Statements.

         The financial statements are filed as part of this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants.

         On April, 21 1999, KPMG LLP (the "Former Accountant") notified Arthur Treacher's Inc. (the Company") that the client -auditor relationship had ceased. The Former Accountant had served as the Company's independent public accountant prior to its resignation. The Former Accountant's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion. There were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

         The Company than engaged Lytkowski & Company LLP to replace the Former Accountant as the Company's independent certifying public accountant.

         On February, 20 2000, Lytkowski & Company LLP (the "Former Accountant") was notified by Arthur Treacher's Inc. (the Company") that the client -auditor relationship had ceased. The Former Accountant had served as the Company's independent public accountant prior to its resignation. The Former Accountant's report on the financial statements for the past ten months did not contain an adverse opinion or a disclaimer of opinion. There were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

         The Company than engaged Davis Monk & Company to replace the Former Accountant as the Company's independent certifying public accountant.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

          Name                              Age                                 Position
          ----                              ---                                 --------

Bruce R. Galloway                           42                         Chairman of the Board and
                                                                       Chief Executive Officer

Skuli Thorvaldsson                          58                         Vice Chairman of the Board

William F. Saculla                          48                         President, Chief Financial Officer,
                                                                       Secretary, Director

Donald Perlyn                               56                         Director

Maurice Sonnenburg                          63                         Director

Evan Binn                                   60                         Director

Sigurdur Jon Bjornsson                      34                         Director


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

Donald Perlyn. In November 1998, Mr. Perlyn was nominated to the Board of Directors. Mr. Perlyn Joined Miami Subs Corporation in May of 1989. In addition to being an attorney, he is a 32 year veteran of the of the restaurant industry with extensive experience in restaurant development, operations and franchising. Since 1989, Mr. Perlyn has been responsible for the development and growth of the Miami Subs Grill concept. Mr. Perlyn was promoted to the position of President of Miami Subs Corporation in July of 1998. In October of 1999, Miami Subs Corp. was acquired by Nathan's Famous Inc. As a result of this acquisition, Mr. Perlyn, in addition to his responsibilities at Miami Subs, assumed the position of Executive Vice President of Nathan's Famous, Inc. He is also a member of the Board of Directors of Nathan's.

Maurice Sonnenberg In November 1998, Mr. Sonnenberg was nominated to the Board of Directors. Mr. Sonnenberg has served as an advisor to five United States Presidential Administrations on matters of finance, international trade, foreign policy and intelligence matters. Among his vocational activities he presently serves as the Senior International Advisor to the investment banking firm of Bear Stearns & Co. Inc. and as the Senior International Advisor to the law firm of Manatt, Phelps and Philips, LLP (with offices in Washington DC and Los Angeles).

Evan Binn. In November 1998, Mr. Binn was nominated to the Board of Directors. Mr. Binn received his bachelors degree from University of California at Los Angeles and is A Certified Public Accountant in California. He is a member of the California Society of Certified Public Accountants and has maintained a practice in Los Angeles, CA for thirty seven years.

Sigurdur Jon Bjornsson. Mr. Bjornsson has been a member of the Board of Directors since March 2000. Since 1997, he has been Vice President and Chief Financial Officer of EFA Venture Inc., a venture capital firm. From 1993 through 1997, he was the sales manager at Icelandic American Trading, a distributor of products in Iceland. Mr. Bjornsson received his bachelors degree in 1993 from the University of Iceland.

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

Robert J. Zelinski, Controller, Assistant Secretary. Mr. Zelinski has served as Controller of the Company since 1987. Mr. Zelinski is responsible for the Company's financial reporting activities and internal controls . Mr. Zelinski earned a B.S. degree in Accounting from Youngstown State University's Williamson School of Business in 1987 and was also a franchisee of the Company from 1990 through 1993.

Committees

The Company has the following committees:
Executive, Compensation and Audit. The Board of Directors elected William F. Saculla, Bruce Galloway and Skuli Thorvaldsson to the Executive Committee. The Compensation Committee of the Board of Directors was formed to review the Company's executive compensation proposals, subject to the approval of the Board of Directors. The Compensation Committee is composed of Skuli Thorvaldsson and Bruce Galloway. The Audit Committee was formed to advise the Board in matters relating to the audit of the Company's financial statements and the Company's financial reporting systems. Messrs. Bruce Galloway, R. Skuli Thorvaldsson, William Saculla, and George Koo, an independent advisor to the Company, serve as members of the Audit Committee.

In addition, the International Advisory Committee was formed to advise the Board of Directors regarding international operations and expansion opportunities, although without the power to obligate the Company. The Board selected Messers. Gudmundur Jonsson, David Baron, Valdimar Thomasson, Evan Binn, Gisly Martinsson, Lorie Karnath and Hans Rutkowski to the International Advisory Committee.

Item 10. Executive Compensation.

         The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 1999, 1998 and 1997.


(a)  Summary Compensation Table

                                                                                                         Long-Term Compensation
                                                                                                        ------------------------
                                                Annual Compensation                                     Awards Payouts   Payouts
                                               ----------------------                                   --------------   -------
                                                                                          Securities
Name and Principal                                       Other Annual     Restricted      Underlying        LTIP        All Other
Position                Year    Salary         Bonus     Compensation     Stock Award(s)  Options/SARs     Payouts    Compensation
--------                ----    ------         -----     ------------     --------------  ------------     -------    ------------
Bruce Galloway          1999    $ 110,000.00   0.00      $0.00            0.00            10,000.            $0.00          0
Chairman, CEO


                        1998    $  20,000.00   0.00      $0.00            0.00            255,000            $0.00          0
                                                                                          shares of Common
                                                                                          Stock

                        1997    $  00,000.00   0.00      $0.00            0.00            430,000            $0.00
                                                                                          shares of Common
                                                                                          Stock

William F. Saculla      1999    $  95,000.00   0.00      $0.00            0.00            10.000             $0.00          0
President,
Treasurer

                        1998    $  78,000.00   0.00      $0.00            0.00            0.00               $0.00          0
                                                                                          shares Common
                                                                                          Stock

                        1997    $  75,000.00   0.00      $0.00            0.00            0.00               $0.00
                                                                                          shares Common
                                                                                          Stock

Mr. Galloway has agreed to forego salary of $190,000 for an aggregate of $880,812 warrants, with exorcise prices ranging from $.08 to $2.16 per share.

(b)      Option/SAR Grants in Last Fiscal Year  - None












(c) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                    Shares acquired on                          Number of Unexercised           Value of unexercised
Name                exercise                Value Realized      options/SARs at June 30, 1999   in-the-money options/SARs at
                                                                                                June 30, 1999

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 28, 2000, with respect to officers, directors and persons who are known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Shareholder                                  Shares             Percentage
--------------------------------------------------------------------------------
Bruce R. Galloway (1)                       2,591,694             15.3
Fred Knoll (2)                              1,305,487              8.2
Magee Industrial
 Enterprises, Inc.(3)                       1,009,718              6.2
Skuli Thorvaldsson (4)                        959,086              5.9
Evan Binn and Ronna Binn(5)                   811,458              5.1
NTS Financial Services Ltd. (6)               789,458              5.0
Donald Perlyn (7)                              71,667               .5
William Saculla(8)                             71,242               .5
Maurice Sonnenberg (9)                         40,000               .3

Officers and Directors as a Group(10)       5,850,634             26.0%

Total Outstanding Shares                   15,424,004

Notes

(1) Mr. Bruce R. Galloway is the Chairman of the Board of the Company. Includes warrants to purchase 380,000 shares of Common Stock at a purchase price of $1.00, which warrants are exercisable through May 31, 2001; (ii) warrants to purchase 250,000 shares of Common Stock which are exercisable at an exercise price of $1.00 per share through December 31, 2001; (iii) warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $1.00 per share through March 27, 2002; (iv) warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 per share through November 24, 2003; (v) a promissory note convertible to 89,080 shares of Common Stock at a conversion price of $.44 per share commencing May 10, 2000;
         (vi) warrants to purchase 72,000 shares of Common Stock at an exercise price of $.44 per share through May 10, 2004; (vii) warrants to purchase 175,000 shares of Common Stock at an exercise price of $.30 per share through September 30, 2004; (viii) warrants to purchase 83,333 shares of Common

         Stock at an exercise price of $.30 per share through October 21, 2004;
         (ix) warrants to purchase 65,789 shares of Common Stock at an exercise price of $.38 per share through December 1, 2004; (x) warrants to purchase 83,333 shares of Common Stock at an exercise price of $.60 per share through February 5, 2005; (xi) warrants to purchase 66,211 shares of Common Stock at an exercise price of $.45 per share through July 10, 2004; (xii) warrants to purchase 23,702 shares of Common Stock at an exercise price of $.42 per share through August 10, 2004; (xiii) warrants to purchase 27,824 shares of Common Stock at an exercise price of $.36 per share through September 10, 2004. (xiv) warrants to purchase 40,000 shares of Common Stock at an exercise price of $.25 per share through October 10, 2004; (xv) warrants to purchase 26,667 shares of Common Stock at an exercise price of $.375 per share through November 10, 2004; (xvi) warrants to purchase 26,667 shares of Common Stock at an exercise price of $.375 per share through December 10, 2004; (xvii) warrants to purchase 29,087 shares of Common Stock at an exercise price of $.34 per share through January 10, 2005; (xviii) warrants to purchase 26,667 shares of Common Stock at an exercise price of $.38 per share through February 10, 2005; (xix) warrants to purchase 20,000 shares of Common Stock at an exercise price of $.38 per share through March 15, 2004. Excludes (i) a promissory note convertible to 560,000 shares of Common Stock at a conversion price of $.21 per share on September 30, 2000; (ii) a promissory note convertible into 266,666 shares of Common Stock at a conversion price of $.21 per share on October 21, 2000; (iii) a promissory note convertible to 200,000 shares of Common Stock at a conversion price of $.28 per share on December 1, 2000; (iv) a promissory note convertible to 233,333 shares of Common Stock at a conversion price of $.24 per share on February 5, 2001.

(2) Includes warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00, which warrants are exercisable through March 27, 2002; (ii) warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 through April 30, 2003; (iii) warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 through November 24, 2003. The following notes and warrants are owned by Europa International Inc. Knoll Capital Management, Inc., is the investment manager for Europa. Mr. Knoll is the sole shareholder of Knoll Capital Management Inc. (I) Includes a promissory note convertible to 132,572 shares of Common Stock at a conversion price of $.44 per share on May 10, 2000; (ii) warrants to purchase 50,000 shares of Common Stock at an exercise price of $.44 per share through May 10, 2004; (iii) warrants to purchase 83,333, shares of Common Stock at an exercise price of $.30 per share through September 30, 2004; (iv) warrants to purchase 83,333 shares of Common Stock at an exercise price of $.30 per share through October 21, 2004; (v) warrants to purchase 83,333 shares of Common Stock at an exercise price of $.30 per share through February 5, 2005; (vi) warrants to purchase 20,000 shares of Common Stock at an exercise price of $.38 per share through March 15, 2004. Excludes a promissory note convertible to 266,666 shares of Common Stock at a conversion price of $.21 per share on September 30, 2000; (ii) a promissory note convertible to 266,666 shares of Common Stock at a conversion price of $.21 per share on October 21, 2000; (iii) a promissory note convertible to 233,333 shares of Common Stock at a conversion price of $.24 per share on February 5, 2001. Includes 156,250 shares of Common Stock owned by Europa International Inc.

(3) Gives effect to the conversion of 490,000 shares of Series B Preferred Stock into 765,625 shares of Common Stock for no additional consideration. Excludes 236,269 shares of Common Stock that Magee will receive on June 5, 2000 in lieu of note payment.

(4) Includes warrants to purchase 250,000 shares of Common Stock at a purchase price of $1.00, which warrants are exercisable through May 31, 2001; (ii) warrants to purchase 50,000 shares of Common Stock which are exercisable through January 9, 2002 at an exercise price of $1.00 per share (iii) warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $1.00 per share through March 27, 2002, and (iv) warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 through November 24, 2003; (v) a promissory note convertible to 159,086 shares of Common Stock at a conversion price of $.44 per share on May 10, 2000; (vi) warrants to purchase 60,000 shares of Common Stock at an exercise price of $.44 per share through May 10, 2004; (vii) warrants to purchase 20,000 shares of Common Stock at an exercise price of $.38 per share through March 15, 2004.

(5) Includes warrants to purchase 50,000 shares of Common Stock owned by Mr. And Mrs. Binn and are exercisable at a price of $1.00 per share through May 31, 2001, (ii) warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 through November 24, 2003 ; (iii) warrants to purchase 83,333, shares of Common Stock at an exercise price of $.30 per share through September 30, 2004; (iv) warrants to purchase 83,333 shares of Common Stock at an exercise price of $.30 per share through February 5, 2005; warrants to purchase 20,000 shares of Common Stock at an exercise price of $.38 per share through March 15, 2004. Excludes a promissory note convertible to 266,666 shares of Common Stock at a conversion price of $.21 per share on September 30, 2000; (ii) a promissory note convertible to 233,333 shares of Common Stock at a conversion price of $.24 per share on February 5, 2001.

(6) Includes warrants to purchase 140,000, shares of Common Stock at an exercise price of $.60 per share through September 30, 2004; (ii) warrants to purchase 83,333 shares of Common Stock at an exercise price of $.30 per share through October 21, 2004; (iii) warrants to purchase 65,789 shares of Common Stock at an exercise price of $.38 per share through January 10, 2005; (iv) warrants to purchase 83,333 shares of Common Stock at an exercise price of $.30 per share through February 5, 2005. Excludes a promissory note convertible to 448,000 shares of Common Stock at a conversion price of $.21 per share on September 30, 2000; (ii) a promissory note convertible to 266,666 shares of Common Stock at a conversion price of $.21 per share on October 21, 2000;
         (iii) a promissory note convertible to 200,000 shares of Common Stock at a conversion price of $.28 per share on January 5, 2001; (iv) a promissory note convertible to 233,333 shares of Common Stock at a conversion price of $.24 per share on February 5, 2001;

(7) Includes warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 through November 24, 2003, and warrants to purchase 41,667 shares of Common Stock at an exercise price of $.30 per share through February 5, 2005, and warrants to purchase 20,000 shares of Common Stock at an exercise price of $.38 per share through March 15, 2004. Excludes a promissory note convertible to 116,667 shares of Common Stock at a conversion price of $.24 per share on February 5, 2001,

(8) Mr. William Saculla is the President, Treasurer, and Secretary of the Company. Includes options to purchase 9,000 shares of Common Stock at a price of $1.00 per share through August 31, 2002. Does not include options which have been granted but have not vested to purchase 6,000 shares of Common Stock at a price of $1.00 per share. 20% of such options vest for a period of five years commencing September 1, 1999. Includes warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 through November 24, 2003, and warrants to purchase 16,667 shares of Common Stock at an exercise price of $.30 per share through February 5, 2005, and warrants to purchase 20,000 shares of Common Stock at an exercise price of $.38 per share through March 15, 2004. Excludes a promissory note convertible to 46,667 shares of Common Stock at a conversion price of $.24 per share on February 5, 2001.

(9) Includes warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 through November 24, 2003, and warrants to purchase 30,000 shares of Common Stock at an exercise price of $.38 per share through March 15, 2004.

Item 12. Certain Relationships and Related Transactions.

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

On September 28, 1999, the debt was converted to 4,000 shares of Series D Preferred Stock. The Preferred Stock is convertible by the holder to shares of Common Stock at a conversion price of $1.00 per share of Common Stock the 4,000 shares of Preferred Stock issuable upon conversion of the Note in the principal amount of $400,000 is convertible into 400,000 shares of Common Stock.

On May 10, 1999, the Company issued 16% promissory notes in the aggregate principal amount of $182,000, included notes in the principal amount of $72,000, $60,000 and $50,000 from Mr. Bruce Galloway, Mr. Skuli Thorvaldsson, and Europa International Inc. Knoll Capital Management, Inc., is the investment manager for Europa. Mr. Knoll is the sole shareholder of

Knoll Capital Management Inc. respectfully. Interest accrues at a rate of 16% per annum. In addition, the debt and interest is convertible into 380,737 shares of common stock at $.44 per share on May 10, 2000. In conjunction with the promissory notes The Company issued 182,000 warrants at an exercise price of $.44 per share, which warrants are exercisable through May 10, 2004.

On September 30, 1999, the Company issued 12% promissory notes in the aggregate principal amount of $239,000 included notes in the principal amount of $105,000, $84,000, $50,000 and $50,000 from Mr. Bruce Galloway, NTS Financial Services Ltd., Mr. Evan Binn and Europa International Inc. Knoll Capital Management, Inc., is the investment manager for Europa. Mr. Knoll is the sole shareholder of Knoll Capital Management Inc. respectfully. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 1,541,333 shares of common stock at $.21 per share on September 30, 2000. In conjunction with the promissory notes The Company issued 481,667 warrants at an exercise price of $.30 per share, which warrants are exercisable through September 30, 2004.

On October 21, 1999, the Company issued 12% promissory notes in the aggregate principal amount of $221,000 included notes in the principal amount of $50,000, $50,000 and $50,000 from Mr. Bruce Galloway, NTS Financial Services Ltd., and Europa International Inc. Knoll Capital Management, Inc., is the investment manager for Europa. Mr. Knoll is the sole shareholder of Knoll Capital Management Inc. respectfully. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 1,420,714 shares of common stock at $.21 per share on October 21, 2000. In conjunction with the promissory notes The Company issued 368,333 warrants at an exercise price of $.30 per share, which warrants are exercisable through October 21, 2004.

On December 1, 1999, the Company issued 12% promissory notes in the aggregate principal amount of $50,000 from Mr. Bruce Galloway the Company's CEO and Chairman of the Board. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 200,000 shares of common stock at $.28 per share on December 1, 2000. In conjunction with the promissory notes The Company issued 65,789 warrants at an exercise price of $.38 per share, which warrants are exercisable through December 1, 2004.

On January 5, 2000, the Company issued 12% promissory notes in the aggregate principal amount of $50,000 from NTS Financial Services Ltd., a Director of the Company. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 200,000 shares of common stock at $.28 per share on January 5, 2001. In conjunction with the promissory notes The Company issued 65,789 warrants at an exercise price of $.38 per share, which warrants are exercisable through January 5, 2005.

On February 5, 2000, the Company issued 12% promissory notes in the aggregate principal amount of $345,000 included notes in the principal amount of $50,000, $50,000, $50,000 and

$50,000 from Mr. Bruce Galloway, NTS Financial Services Ltd., Mr. Evan Binn and Europa International Inc. Knoll Capital Management, Inc., is the investment manager for Europa. Mr. Knoll is the sole shareholder of Knoll Capital Management Inc. respectfully. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 1,983,334 shares of common stock at $.24 per share on February 5, 2001. In conjunction with the promissory notes The Company issued 566,667 warrants at an exercise price of $.30 per share, which warrants are exercisable through February 5, 2005.

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

                  3.1.4    *Articles of Merger dated January 27, 1984

                  3.1.5 *Articles of Amendment to Articles of Incorporation dated January 27, 1984

                  3.1.6 *Amendment to Articles of Incorporation dated January 27, 1986

                  3.1.7 *Articles of Amendment to Articles of Incorporation dated June 28, 1996

                  3.2      *Registrant's Bylaws

                  4.1      *Form of Common Stock Certificate

                  4.2      *Certificate of Designation of Series A Preferred
                           Stock

                  4.3      *Certificate of Designation of Series B Preferred
                           Stock

                  4.4      *Certificate of Designation of Series C Preferred
                           Stock

                  4.5      *Certificate of Designation of Series D Preferred
                           Stock

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

                  10.13    *Form of Stock Option to Employees

                  10.16 *Option Agreement dated March 29, 1996 between James Cataland and Skuli Thorvaldsson

                  10.17 *Schedule 1(b) to the Purchase Agreement dated November 27, 1996 between M.I.E. Hospitality and Registrant.

                  10.18 *Form of agreement with holders of Series A Preferred Stock

                  10.19 Forbearance Agreement between the Company and Magee Industrial Enterprises, Inc. dated October 21, 1999

                  10.20 Co-Branding Agreement between the Company and Miami Subs dated August 13, 1998

                  11.1     *Statement of Computation of Per Share Earnings

                  21.      *List of Subsidiaries

                  27.       Financial Data Schedules


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

                                   ARTHUR TREACHER'S, INC.
                                                  (Registrant)

Date:  April 17, 2000              By  /s/ Bruce Galloway
                                      -----------------------------------------
                                       Bruce Galloway
                                       Chief Executive Officer

                                   By /s/ William F. Saculla
                                      -----------------------------------------
                                       William F. Saculla
                                       President, Chief Financial Officer


            Name                               Title                                    Date
            ----                               -----                                    ----
 /s/ Bruce Galloway                 Chief Executive Officer, Director,              April   17  , 2000
-----------------------------       Chairman of the Board
Bruce Galloway

/s/ William F. Saculla              President, Treasurer, Chief                     April   17  , 2000
----------------------------        Financial Officer, Director
William F. Saculla

                                    Director                                        April       , 2000
----------------------------
Skuli Thorvaldsson

                                    Director                                        April       , 2000
----------------------------
Donald Perlyn

/s/ Evan Binn                       Director                                        April   17  , 2000
----------------------------
Evan Binn

/s/ Maurice Sonnenburg              Director                                        April   17  , 2000
----------------------------
Maurice Sonnenburg

                                    Director                                        April       , 2000
----------------------------
Sigurdur Jon Bjornsson


                             ARTHUR TREACHER'S, INC.

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998







                         CONTENTS

                                                                     PAGE

Independent Auditors' Report                                          F-2

Consolidated Balance Sheets                                           F-3

Consolidated Statements of Operations                                 F-4

Consolidated Statements of Stockholders' Equity                   F-5-F-6

Consolidated Statements of Cash Flows                                 F-7

Notes to Consolidated Financial Statements                       F-8-F-17

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Arthur Treacher's, Inc.


We have audited the consolidated balance sheet of Arthur Treacher's, Inc. as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Arthur Treacher's Inc. as of June 30, 1998, were audited by other auditors whose report dated September 4, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the June 30, 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur Treacher's, Inc. as of June 30, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has a negative working capital, a stockholders' deficit of approximately $3,000,000 and continued net losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 DAVIS, MONK & COMPANY


February 1, 2000
Gainesville, Florida

                             ARTHUR TREACHER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998



                                     ASSETS



                                                            1999          1998
                                                            ----          ----
CURRENT ASSETS

Cash and Cash Equivalents                                 $165,459     $909,636
Accounts Receivable, Net of Allowance of $49,700
  in 1999 and $19,900 in 1998                              149,468       90,618
Inventories                                                174,930      274,738
Prepaid Expenses and Other                                  94,176      173,509
                                                          --------     --------
TOTAL CURRENT ASSETS                                       584,033    1,448,501

PROPERTY AND EQUIPMENT

Buildings                                                       --      156,300
Leasehold Improvements                                    4,072,762   4,640,605
Furniture, Fixtures, and Equipment                        2,943,477   3,450,160
                                                         ----------  ----------
                                                          7,016,239   8,247,065
Less - Accumulated Depreciation                           5,450,502   3,173,746
                                                         ----------  ----------
PROPERTY AND EQUIPMENT, NET                               1,565,737   5,073,319

OTHER ASSETS

Deposits                                                    134,213     198,574
Goodwill, Net of Accumulated Amortization of $42,178
   in 1999 and $25,851 in 1998                              284,362     450,689
Other                                                        73,174     141,511
                                                          ---------   ---------
TOTAL OTHER ASSETS                                          491,749     790,774
                                                          ---------   ---------
TOTAL ASSETS                                             $2,641,519  $7,312,594
                                                        ===========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            1999          1998
                                                            ----          ----
CURRENT LIABILITIES
Accounts Payable                                        $2,968,623   $2,307,009
Accrued Expenses and Other Liabilities                     410,025      501,545
Current Maturities of Long-Term Debt                       570,579      393,312
Dividend Payable                                                --      390,417
Deferred Revenue                                           367,850           --
                                                        ----------   ----------
TOTAL CURRENT LIABILITIES                                4,317,077    3,592,283

LONG-TERM DEBT, Net of Current Maturities                1,119,300    1,398,805

OTHER LIABILITIES
Deferred Revenue                                           248,000           --
Other                                                           --       15,358
                                                        ----------   ----------
TOTAL OTHER LIABILITIES                                    248,000       15,358
                                                        ----------   ----------
TOTAL LIABILITIES                                        5,684,377    5,006,446

STOCKHOLDERS' EQUITY
 Preferred Stock 2,000,000 Shares Authorized:
  Series A Convertible, Par Value $1; 2,200
   Shares Issued and Outstanding at June 30,
   1999; 12,800 Shares Issued and Outstanding
   at June 30, 1998; Involuntary Liquidation
   Preference of $1 Per Share Plus Accrued and
   Unpaid Dividends                                          2,200       12,800
  Series B Convertible, Par Value $1; 490,000
   Shares Issued and Outstanding; Involuntary
   Liquidation Preference of $1 Per Share                  490,000      490,000
  Series C, Par Value $100; 9,900 Shares Issued
   and Outstanding; Involuntary Liquidation
   Preference of $100 Per Share Plus Accrued and
   Unpaid Dividends                                        852,705      852,705
  Series D, Par Value $100; 4,000 Shares Issued
   and Outstanding; Involuntary Liquidation
   Preference of $100 Per Share Plus Accrued and
   Unpaid Dividends                                        399,980           --
 Common Stock $.01 Par Value; Authorized
  25,000,000 Shares Issued and Outstanding;
  15,149,181 Shares at June 30, 1999; 14,869,748
  Shares at June 30, 1998                                  151,651      148,539
Additional Paid-In Capital                              10,516,950   10,411,729
Accumulated Deficit                                    (15,456,344)  (9,609,625)
                                                     ------------   -----------
TOTAL STOCKHOLDERS' EQUITY                              (3,042,858)   2,306,148
                                                     ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $2,641,519   $7,312,594
                                                      ============  ===========

                             See accompanying Notes.

                             ARTHUR TREACHER'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1999 AND 1998



                                                          1999          1998
                                                          ----          ----
REVENUES
Restaurant Sales                                      $20,567,361   $22,329,369
Franchise Fees and Royalties                              355,776       330,569
Other Revenues                                            608,692       326,824
                                                      -----------   -----------
TOTAL REVENUES                                         21,531,829    22,986,762

OPERATING EXPENSES
Cost of Sales, Including Occupancy
     Except Depreciation                               12,855,353    12,144,241
Operating Expenses                                      8,569,080     9,747,656
Depreciation and Amortization                           1,204,321     1,215,356
General and Administrative Expenses                     1,905,439     1,990,625
Impairment of Assets                                    2,036,955            --
                                                      -----------   -----------
TOTAL OPERATING EXPENSES                               26,571,148    25,097,878
                                                      -----------   -----------
LOSS FROM OPERATIONS                                   (5,039,319)   (2,111,116)

OTHER INCOME (EXPENSES)
   Interest Expense, Net of Interest Income of
      $6,842 in 1999 and $38,154 in 1998                 (168,885)     (154,533)
Other, Net                                               (638,515)     (503,046)
                                                      -----------   -----------
TOTAL OTHER INCOME (EXPENSES)                            (807,400)     (657,579)
                                                      -----------   -----------
NET LOSS                                               (5,846,719)   (2,768,695)

UNDECLARED PREFERRED STOCK DIVIDENDS                     (102,390)      (60,107)
                                                      -----------  ------------
NET LOSS FOR COMMON SHAREHOLDERS                      $(5,949,109) $ (2,828,802)
                                                      ===========  ============
Basic Loss Per Common Share                                  (.40)         (.19)
                                                      ===========   ===========
Diluted Loss Per Common Share                                (.40)         (.19)
                                                      ===========   ===========
Weighted Average Number of Outstanding Shares for
   Basic and Diluted                                   14,966,624    14,537,153
                                                      ===========   ===========



                             See accompanying Notes.

                             ARTHUR TREACHER'S, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                        Additional
                      Preferred  Common   Paid in    Accumulated
                       Stock     Stock    Capital      Deficit        Total
Balance at
 June 30, 1997       $577,200  $143,992  $9,704,248  $(6,840,930)  $3,584,510

Common Stock Issued        --     2,690     571,553           --      574,243

Stock Issued for
 Restaurant Purchases      --       341      99,659           --      100,000

Preferred Stock
 Issued               990,000        --          --           --      990,000

Preferred Stock
 Issuance Costs            --        --    (234,310)          --     (234,310)

Warrants Issued
 Attached to
 Preferred Stock     (137,295)       --     137,295           --           --

Preferred Stock
 Converted to
 Common               (74,400)    1,116      73,284           --           --

Stock Issued for
 Exercised Warrants        --       400      60,000           --       60,400

Net Loss                   --        --          --   (2,768,695)  (2,768,695)
                     --------  -------- ----------- ------------  -----------
Balance at June
 30, 1998           1,355,505   148,539  10,411,729   (9,609,625)   2,306,148

Preferred Stock
 Issued               399,980        --     (44,681)          --      355,299


Common Stock Issued        --     2,515     107,486           --      110,001

Stock Issued to Settle
 Accounts Payable          --       438      43,398           --       43,836

Stock Issuance Costs       --        --     (11,423)          --      (11,423)

Preferred Stock
 Converted to
 Common               (10,600)      159      10,441           --           --
Net Loss                   --        --          --   (5,846,719)  (5,846,719)
                    ---------  -------- ----------- ------------  -----------
Balance at June
 30, 1999          $1,744,885  $151,651 $10,516,950 $(15,456,344) $(3,042,858)
                   ==========  ======== =========== ============  ===========
                             See accompanying Notes.

                             ARTHUR TREACHER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1999 AND 1998

                                                   1999                 1998
OPERATING ACTIVITIES
Net Loss                                      $(5,846,719)         $(2,768,695)
Adjustments to Reconcile Net Loss to
 Net Cash Used in Operating Activities:
 Depreciation and Impairment                    3,241,276            1,215,356
 Loss on Disposal of Assets                       932,590               36,641
 Changes in Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable      (58,851)              46,980
  Decrease (Increase) in Deposits and Other
   Assets                                         132,698             (155,401)
  Decrease in Prepaid Expenses and Other
   Current Assets                                  79,332                8,035
  Decrease in Inventories                          99,808               13,925
  Increase in Accounts Payable                    617,758            1,256,053
  Increase (Decrease) in Accrued
   Expenses, Other Liabilities
   and Dividends Payable                          133,913             (139,912)
                                              ------------         -----------
NET CASH USED IN OPERATING ACTIVITIES            (668,195)            (487,018)
                                              ------------         -----------
INVESTING ACTIVITIES
Purchase Acquisitions of Restaurants                   --              (62,500)
Capital Expenditures                             (427,622)            (809,577)
Proceeds from Disposition of Restaurants               --              246,102
                                              ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES            (427,622)            (625,975)

FINANCING ACTIVITIES
Proceeds from the Issuance of Common Stock         98,577              634,643
Proceeds from the Issuance of Preferred Stock     355,299              990,000
Preferred Stock Issuance Costs                         --             (234,310)
Proceeds from Long-Term Debt                      435,725              177,216
Principal Payments on Long-Term Debt             (537,961)            (412,767)
                                             ------------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         351,640            1,154,782
                                             ------------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    (744,177)              41,789
CASH AND CASH EQUIVALENTS, Beginning of Year      909,636              867,847
                                             ------------          -----------
CASH AND CASH EQUIVALENTS, End of Year           $165,459             $909,636
                                             ============          ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash Paid for Interest                         $175,727             $187,906
  Noncash Investing and Financing Activities:
    Long-Term Debt Assumed in Restaurant
      Purchases                                  $     --             $ 87,500
    Common Stock Issued to Settle Accounts
      Payable                                    $ 43,856             $100,000

                             See accompanying Notes.

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Arthur Treacher's, Inc. (the "Company") owns, operates and franchises quick service seafood restaurants under the names "Arthur Treacher's Fish & Chips" and "Arthur Treacher's Seafood Grille". At June 30, 1999, the Company owned and operated 42 restaurants and franchised an additional 57 restaurants, located in seven states and Canada, with the greatest concentrations in the northeast and midwest regions of the United States.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets, which range from 3 to 10 years.

Recoverability of Long-Lived Assets

The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. During 1999 and 1998, the Company recognized an impairment loss of approximately $2,037,000 and $110,000, (which is included in depreciation and amortization in 1998) on the accompanying consolidated statement of operations, related to the assets at two store locations in 1998, and approximately 17 stores in two states in 1999.

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the year. When dilutive, stock options and warrants, and preferred stock are included as share equivalents. None of these equity instruments are included in the 1999 and 1998 calculations since the Company experienced losses.

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

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

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

NOTE 2 - ACQUISITIONS

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

NOTE 3 - ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following at June 30, 1999 and 1998:

                                                         1999             1998
                                                         ----             ----

Accrued Professional Fees                              $     --         $80,000
Accrued Taxes                                           269,164         267,827
Other                                                   140,861         153,718
                                                       --------        --------
Total Accrued Expenses and Other Liabilities           $410,025        $501,545
                                                       ========        ========

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 4 - LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 1999 and 1998:

                                                         1999           1998
Note payable due in semi-annual principal
installments of $113,956, plus interest at 8%,
beginning June 1, 1998, maturing December 2002,
unsecured. At June 30, 1999, the Company was in
default under the agreement and has subsequently
cured the default.                                     $907,228      $1,025,607

Notes payable to banks, due in monthly installments
totaling $8,041, including interest at rates ranging
from 8% to 18%, maturing through June 2005,
collateralized by property and equipment.               172,022         317,994

Various notes payable related to the acquisition of
franchised restaurants, due in monthly installments
of principal and interest at rates ranging from 8% to
14%, maturing at dates through 2007, collateralized
by property and equipment.                              218,629         448,516

Various notes payable to related parties,
bearing fixed interest at 16%, payable in full
on May 30, 2000.                                         392,000             --
                                                      ----------     ----------
                                                       1,689,879      1,792,117

Less Current Maturities                                  570,579        393,312
                                                      ----------     ----------
Total Long-Term Debt                                  $1,119,300     $1,398,805
                                                      ==========     ==========
Principal maturities of long-term debt for the next five years and thereafter at June 30, 1999 are as follows:

Year ending June 30,                                      Amount
      2000                                              $570,579
      2001                                               353,178
      2002                                               337,140
      2003                                               350,116
      2004                                                18,129
   Thereafter                                             60,737
                                                      ----------
   TOTAL                                              $1,689,879
                                                      ==========
The Company considers the carrying value of its long-term debt to be a reasonable estimation of its fair value based on the current market rates available to the Company for debt of the same remaining maturities.

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 4 - LONG-TERM DEBT (concluded)

Interest paid for the years ended June 30, 1999 and 1998 approximated $175,000 and $192,000 respectively.

NOTE 5 - LEASES

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

Base rent expense for Company-owned restaurants, net of sublease income of $12,000 and $12,000 in 1999 and 1998, respectively, was approximately $2,602,000 and $2,396,000 for the years ended June 30, 1999 and 1998, respectively.

The following summarizes future minimum lease payments, for the Company-owned restaurants, required for leases that have initial or remaining noncancelable terms in excess of one year as of June 30, 1999:

          Year ending June 30,                        Amount

                 2000                             $2,100,107
                 2001                              2,013,974
                 2002                              1,723,436
                 2003                              1,291,512
                 2004                                774,500
              Thereafter                           1,821,173
                                                  ----------
              TOTAL                               $9,724,702
                                                  ==========
The Company also conditionally guarantees the payment of certain lease obligations of its franchisees. The amount of this conditional guarantee is approximately $156,000 in 2000, $132,000 in 2001, $105,000 in 2002 and 2003, and
$15,000 in 2004.

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 6 - INCOME TAXES

Income tax benefit attributable to income from continuing operations for the years ended June 30, 1999 and 1998, differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before taxes as follows:

                                                            1999        1998
Computed "expected" tax benefits                      $(2,043,745)  $(941,356)
Increase (decrease) in income taxes resulting from:
     Non-deductible meals and entertainment                51,434      17,000
     Goodwill amortization                                 16,327       5,551
     Change in valuation allowance                      1,850,202     818,341
     Other, net                                           125,782     100,464
                                                      -----------   ---------
                                                      $        --   $      --
                                                      ===========   =========
The tax effects of temporary differences that give rise to significant portions of deffered tax assets and liabilities as of June 30, 1998 and 1999 are as follows:

                                                     1999              1998
      Deferred Tax Assets:

        Net Operating Loss Carryforward           $3,649,684       $2,809,098
        Allowance for Doubtful Accounts               16,898            6,764
        Deferred Royalty                             209,389            5,222
        Property and Equipment                       185,466               --
                                                  ----------       ----------
      Total Gross Deferred Tax Assets              4,061,437        2,821,084
      Less Valuation Allowance                     4,061,437        2,211,235
                                                  ----------       ----------
        Net Deferred Tax Assets                           --          609,849
      Deferred Tax Liabilities - Property
        and Equipment                                     --          609,849
                                                  ----------       ----------
        Net Deferred Tax Assets                    $      --       $       --
                                                  ==========       ==========

At June 30, 1999, the Company had approximately $10.8 million of net operating loss carryforwards available for use, which expire through 2019. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the schedule of reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making the assessment.

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 7 - STOCK OPTIONS AND STOCK WARRANTS

During 1999 and 1998, the Company has granted 90,000 and 55,000 nonqualified stock options, respectively, to certain key employees and directors to purchase shares of the Company's common stock at a price equal to or in excess of the market price of the stock, vesting over a five year period. These options were granted as compensation and the number of options granted was determined based on specific individual circumstances. The shares issuable under these option grants are nonregistered shares and the Company has no requirement to register such shares. The Company does not have a formal stock option plan.

The per share weighted-average fair value of stock options granted was calculated using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - no expected dividend yield, risk-free interest rate of 5.6% weighted average expected volatility of 22% and an expected life of 5 years; 1999 - no expected dividend yield, risk-free interest rate of 4.9% weighted average expected volatility of 30% and an expected life of 5 years. In addition, for 1999 and 1998 the Company has discounted the market price of the stock, on the date of option grant, by 35% in consideration of the restrictions on the sale of the underlying shares. The fair value on the date of grant for options granted with exercise prices in excess of the market price of the stock was $0.10 and $0.26 for 1999 and 1998, respectively.

The Company applies APB Opinion No. 25 in accounting for option grants and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would not have been materially impacted for the effects of such calculation in either 1999 or 1998.

In addition, during 1998 the Company granted 30,000 warrants (valued at $8,203) to purchase shares of Company common stock to non-employees in return for services provided in connection with the Company's equity offerings. These warrants have been recorded at fair value using substantially the same criteria as discussed above for the stock options. During 1999, the Company granted 345,363 warrants (valued at $46,000) to purchase shares of the Company's common stock to investors and in return for services provided.

In connection with an equity offering, the Company also issued 148,500 warrants to purchase shares of Company common stock as described in note 9.

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 7 - STOCK OPTIONS AND STOCK WARRANTS (concluded)

Stock option and warrant activity during the period indicated is as follows:

                                                                   Weighted
                                          Number of                 Average
                                           Shares              Exercise Price

  Balance at June 30, 1997 Granted        3,015,391                  $1.96
    - exercise price in excess of
    market price of stock                   233,500                   3.13
    Exercised                               (40,000)                  1.51
    Canceled                                (45,000)                  2.73
                                         ----------                  -----
  Balance at June 30, 1998               (3,163,891)                  2.13
    Granted-exercise price in excess
    of market price of stock                435,363                   0.66
    Canceled                               (280,000)                  1.00
                                        ----------                   -----
  Balance at June 30, 1999                3,319,254                  $1.30
                                        ==========                   =====
The following table presents information regarding all options and warrants outstanding at June 30, 1999.

                                      Weighted
                     Number of         Average          Weighted
                    Warrants and      Remaining         Range of        Average
                      Options        Contractual        Exercise        Exercise
                    Outstanding         Life             Prices           Price

                      435,363         4.6 years       $0.49 - 1.00        $0.66
                    1,435,000         3.0 years        1.00 - 1.51         1.05
                      998,500         3.1 years        1.00 - 3.13         1.28
                      450,391         2.7 years        1.00 - 3.37         2.72
                    ---------         ---------       ------------        -----
                    3,319,254         2.9 years       $1.00 - 3.37        $1.30
                    =========         =========       ============        =====
The following table presents information regarding options and warrants currently exercisable at June 30, 1999.

                      Number of                                      Weighted
                    Warrants and          Range of                    Average
                      Options             Exercise                    Exercise
                    Exercisable            Prices                      Price

                     1,435,000         $1.00 - 1.51                    $1.05
                       721,000          1.00 - 3.13                     1.22
                       402,391          1.00 - 3.37                     2.87
                     ---------         ------------                    -----
                     2,558,391         $1.00 - 3.37                    $1.38
                     =========         ============                    =====

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - STOCKHOLDERS' EQUITY

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

At June 30, 1999 and 1998, the Company had accumulated and unpaid dividends of approximately $102,000 and $56,000 on this series of preferred stock. The warrants entitle the holder to purchase one share of common stock at an exercise price of $3.125 per share of common stock. The Company is utilizing the proceeds for working capital needs.

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividends with respect to the Series A Preferred Stock. The 87,200 outstanding shares of Series A Preferred Stock are convertible into 96,889 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $23,720 at June 30, 1999 and $15,000 at June 30, 1998.

In conjunction with the acquisition of MIE, the former owners of MIE (Magee) and the Company amended the terms of the Series B Preferred Stock and agreed that no dividends would accumulate on such preferred stock after November 30, 1996. The Company also agreed to pay Magee an amount equal to the accrued dividend on the

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 9 - STOCKHOLDERS' EQUITY (concluded)

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

In addition, the Company issued approximately 34,100 shares of its common stock during 1998 as part of acquiring restaurants.

During 1999, 10,600 shares of Preferred Stock Series A were converted to common stock.

NOTE 10 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of approximately $5,800,000 during the year ended June 30, 1999, and as of that date, the Company's current liabilities exceeded its current assets by approximately $3,733,000 and its total liabilities exceeded its total assets by $3,043,000. Those factors create an uncertainty about the Company's ability to continue as a going concern.

Management of the Company implemented a corporate restructuring plan to address the financial condition of the Company in January 1999. The multi-faceted corporate strategy is focused on the restructuring of real estate obligations, improving store profitability, franchising and attracting capital or new debt. Each facet of the strategy is geared to improving profitability by selling certain Company-owned restaurants that typically incur losses, franchise sales, cobranding and introducing a retail product line for major supermarket chains. Upon the completion of the restructuring plan, the Company-owned and operated restaurants will be concentrated within New York, New Jersey and Pennsylvania.

Existing Arthur Treacher markets in Ohio, Michigan, Maryland, Washington D.C., Florida and Ontario, Canada will be targeted for franchise expansion. The cobranding program with Miami Subs, Nathan's Famous Hot Dogs, Kenny Rogers Roasters, Pudgies Famous Chicken and other approved quick serve and casual dining feeders will continue to provide an additional source of franchise revenue.

As of October 30, 1999, the restructuring of real estate obligations by franchising, selling and terminating selected leases was complete. As a result of the spin-off of selected leases, losses typically incurred by certain locations have been eliminated, thus improving cashflow and profitability. Also, the Company raised $952,000 in the form of capital and bridge loans from January 1999 to February 4, 2000.

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 1999, the Company has issued convertible promissory notes to related parties in the amount of approximately $660,000. The notes bear interest at 12% and are payable in October, 2000. Proceeds from the loans were used for working capital and the notes are unsecured.