Form 10QSB
period 1999-09-26
ARTHUR TREACHERS INC /FL/
filed 2000-04-24
CIK 1016951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


                                QUARTERLY REPORT
             Under Section 13 or 15(d) of the Securities Act of 1934
                  For the Three Months Ended September 26, 1999


                            ARTHUR TREACHER'S, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           UTAH                                           34-1413104
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

7400 Baymeadows Way, Suite 300, Jacksonville , Florida                32256
----------------------------------------------------------------   ----------
        (Address of Principal Executive Offices)                   (Zip Code)

             (904) 739-1200
-----------------------------------------
        (Issuer's Telephone Number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes             No      X
     ------          -------

At April 24, 2000, the latest practicable date there were 15,499,004 shares of Common Stock outstanding, $.01 par value.

                             ARTHUR TREACHER'S, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                      PAGE
                                                                                             ----
         Item 1.  Unaudited Financial Statements:
                  Consolidated Balance Sheets as of September 26, 1999 and June 30, 1999        3

                  Consolidated Statements of Operations for the Three Month Periods
                  July 1, 1999 through September 26, 1999; and
                  July 1, 1998 through September 27, 1998                                       5


                  Consolidated Statement of Cash Flows for the Three Month Periods
                  July 1, 1999 through September 26, 1999; and
                  July 1, 1998 through September 27, 1998                                       6


                  Notes to Interim Consolidated Financial Statements                            7

         Item 2.  Management's Discussion and Analysis Results of Operations and
                  Financial Condition                                                           9

Part II. OTHER INFORMATION                                                                     13

                             ARTHUR TREACHER'S, INC.

                           Consolidated Balance Sheets

                      September 26, 1999 and June 30, 1999


Assets                                                    September      June
------                                                      1999         1999
                                                         (Unaudited)   (Audited)
                                                         -----------  ----------
CURRENT ASSETS:
     Cash and cash equivalents                           $   18,814   $  165,459
     Accounts receivable, net of allowance of $49,693
         in September 1999 and $49,700 in June 1999         154,812      149,468
     Inventories                                            129,981      174,930
     Prepaid expenses and other                             134,508       94,176
                                                         ----------   ----------
              TOTAL CURRENT ASSETS                          438,115      584,033
                                                         ----------   ----------

PROPERTY AND EQUIPMENT, AT COST
     Leasehold improvements                               2,339,494    4,072,762
     Furniture, fixtures, and equipment                   1,790,501    2,943,477
                                                         ----------   ----------
                                                          4,129,995    7,016,239
     Less accumulated depreciation                        2,826,081    5,450,502
                                                         ----------   ----------
              PROPERTY AND EQUIPMENT, NET                 1,303,914    1,565,737

OTHER ASSETS
Deposits                                                    158,795      134,213
Goodwill                                                    280,281      284,362
Other                                                        73,169       73,174
                                                         ----------   ----------

              TOTAL ASSETS                               $2,254,274   $2,641,519
                                                         ==========   ==========

                             ARTHUR TREACHER'S, INC.

                      September 26, 1999 and June 30, 1999


                                                             September          June
                                                                1999            1999
                                                            (Unaudited)      (Audited)
                                                           ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

CURRENT LIABILITIES:
     Accounts payable                                      $  2,936,416       2,968,623
     Accrued expenses and other liabilities                     284,378         410,025
     Current maturities of long-term debt                       561,806         570,579
     Deferred revenue                                           367,850         367,850
                                                           ------------    ------------
              TOTAL CURRENT LIABILITIES                       4,150,450       4,317,077

Long-term debt, net of current maturities                     1,062,757       1,119,300
Deferred revenue                                                304,991         248,000
                                                           ------------    ------------
              TOTAL LIABILITIES                               5,518,198       5,684,377
                                                           ------------    ------------

STOCKHOLDERS' EQUITY (Deficit)
     Preferred stock                                          1,744,885       1,744,885
     Common stock                                               151,651         151,651
     Additional paid-in capital                              10,516,950      10,516,950
     Accumulated deficit                                    (15,677,410)    (15,456,344)
                                                           ------------    ------------
TOTAL STOCKHOLDERS' EQUITY (Deficit)                         (3,263,924)     (3,042,858)


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  2,254,274    $  2,641,519
                                                           ============    ============

                             ARTHUR TREACHER'S, INC.

                      Consolidated Statements of Operations

                           For the Three Months Ended



                                                                       September       September
                                                                         1999            1998
                                                                      (Unaudited)     (Unaudited)
                                                                      ------------    ------------
TOTAL REVENUE                                                         $  3,899,702       5,450,043


OPERATING EXPENSES:
     Cost of sales, including occupancy except depreciation              2,058,775       3,155,009
     Operating expenses                                                  1,503,866       2,214,847
     Depreciation and amortization                                         215,050         290,885
     General and administrative expenses                                   301,364         458,553
                                                                      ------------    ------------
              TOTAL OPERATING EXPENSES                                   4,079,055       6,119,294
                                                                      ------------    ------------

              LOSS FROM OPERATIONS                                        (179,353)       (669,251)

OTHER INCOME (EXPENSES):
     Other, net                                                            (41,713)        (34,092)
                                                                      ------------    ------------

              NET LOSS                                                    (221,066)       (703,343)

Undeclared preferred stock dividends                                       (30,570)        (20,250)
                                                                      ------------    ------------

              NET LOSS FOR COMMON SHAREHOLDERS                        $   (251,636)       (723,593)
                                                                      ============    ============



Basic loss per common share                                           $       (.02)           (.05)
                                                                      ============    ============

Diluted loss per common share                                         $       (.02)           (.05)
                                                                      ============    ============

Weighted average number of outstanding shares for basic and diluted     15,165,011      14,869,748
                                                                      ============    ============

                             ARTHUR TREACHER'S, INC.

                      Consolidated Statements of Cash Flows

                           For the Three Months Ended

                                                                           September    September
                                                                              1999         1998
                                                                           ---------    ---------

OPERATING ACTIVITIES
     Net loss                                                              $(221,066)    (703,343)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                  215,050      290,885
                  Changes in assets and liabilities:
                  (Increase) in accounts receivable                           (5,344)     (26,640)
                  (Increase) in deposits and other assets                    (24,577)     (21,507)
                  (Increase) in prepaid expenses and other
                      current assets                                         (40,332)     (51,076)
                  Decrease in inventories                                     44,949       22,912
                  Decrease in goodwill                                         4,081         -
                  (Decrease) increase in accounts payable                    (32,207)     275,988
                  (Decrease) in accrued expenses, other
                      liabilities and dividends payable                      (68,656)     (57,066)
                                                                           ---------    ---------
                  NET CASH USED IN OPERATING ACTIVITIES                     (128,102)    (269,847)
                                                                           ---------    ---------

INVESTING ACTIVITIES
     Capital expenditures                                                     (2,655)    (254,981)
     Proceeds from disposition of restaurants                                 49,428
                                                                           ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           46,773     (254,981)
                                                                           ---------    ---------

FINANCING ACTIVITIES
     Proceeds from the issuance of preferred stock net of issuance costs        --        355,298
     Proceeds from long-term debt                                               --        200,000
     Payment of dividend                                                        --       (390,417)
     Principal payments on long-term debt                                    (65,316)     (59,469)
                                                                           ---------    ---------
NET CASH (PROVIDED BY) USED IN FINANCING ACTIVITIES                          (65,316)     105,412
                                                                           ---------    ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (146,645)    (419,416)

CASH AND CASH EQUIVALNETS, Beginning of period                               165,459      909,636
                                                                           ---------    ---------

CASH AND CASH EQUIVALENTS,  End of period                                  $  18,814      490,220
                                                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
     Cash paid for interest                                                $   7,586       24,009
                                                                           =========    =========

                             ARTHUR TREACEHR'S, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 26, 1999

NOTE 1 - BASIS OF PRESENTATION

         The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in the Form 10-KSB for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on April 20, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries,

         MIE Hospitality, Inc., a wholly-owned subsidiary: which operates 31 Arthur Treacher's Fish and Chips restaurants in Pennsylvania, New York, New Jersey and Delaware.

         Arthur Treacher's Management Co., a wholly-owned subsidiary, which provides payroll services to the Company.

         Arthur Treacher's Advertising Co., a wholly-owned subsidiary, which provides certain advertising services to the Company and its franchisees.

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

In opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company's consolidated results of operations of financial position.

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

Overview

The Company's principal sources of revenues are from the operation of it's Company owned restaurants and the receipt of royalties from franchisees. The Company's cost of sales includes food, supplies and occupancy costs (rent and utilities at Company owned stores). Operating expenses include labor costs at the Company owned stores and advertising, marketing and maintenance costs. Franchise services and selling expenses include fees payable to regional representatives and their expenses. General and administrative expenses include costs incurred for corporate support and administration, including the salaries and related expenses of personnel at the Company's headquarters in Jacksonville, the costs of operating the headquarters offices (rent and utilities) and certain related costs (travel and entertainment).

Results of Operations

The following discussion includes the following periods: (i) unaudited interim financial statements for the three months ended September 26, 1999 and (ii) the three months ended September 27, 1998.

1999 Three months and 1998 Three months

The Company's reported total revenues of $3,899,702 for the three month period ended September 26, 1999 reflected a decrease of $1,550,341 or 28.5%, compared to the same period in the previous fiscal year. The decrease is primarily attributed to the franchising of 21 Company owned restaurants to existing franchisees and lease termination of two restaurants compared to the same period in the previous fiscal year.

The Company recognized a decrease in net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) of $1,698,096 or 33.8% to $3,320,901 compared to $5,018,997 in the same period in the previous fiscal year. The decrease is primarily attributed to the franchising of 21 Company owned restaurants to existing franchisees and lease termination of two restaurants compared to the same period in the previous fiscal year. While total net sales decreased 33.8%, same store net sales comparisons increased by 0.7% or $21,111 to $2,862,577 for the three month period ended September 26, 1999 compared to $2,841,466 for the same period in the previous fiscal year.

Franchise and royalty income increased 141.0% from $151,377 to $364,829 for the three months period ended September 26, 1999 compared to the same period in the previous fiscal year. The increase was primarily due to the timeliness of the receipt of marketing allowances from the Company's suppliers. Also, franchise sales increased $24,500 for the three month period ended September 26, 1999 compared to $ .0 for the same period in the previous fiscal year. The increase was primarily due to the sale of franchisees to Miami Subs, Inc.

The Company's total costs and expenses decreased 33.3% from $6,119,294 to $4,079,055 for the three month period ended September 26, 1999, compared to the same period in the previous fiscal year. The decrease was primarily attributed to the franchising of 21 Company owned restaurants and lease termination of two restaurants compared to the same period in the previous fiscal year.

General and Administrative expenses decreased 34.3% or $157,189 to $301,364 for the three month period ended September 26, 1999, compared to $458,553 in the same period in the previous fiscal year. The decrease is partially attributed the reduction of staff in association with the franchising of the 21 Company owned restaurants and lease termination of two restaurants compared to the same period in the previous fiscal year.

Interest expense decreased 1.8% from $42,509 to $41,713 for the three month period ended September 26, 1999, compared to the same period in the previous fiscal year. The decrease in interest expense was due to a reduction in the debt financing.

Depreciation and amortization decreased 26.8% or $78,059 to $215,050 for the three month period ended September 26, 1999, compared to $293,109 for the same period in the previous fiscal year. This decrease was primarily attributed to the franchising of 21 Company owned restaurants and lease termination of two restaurants compared to the same period in the previous fiscal year.

As a result of the foregoing, particularly the franchising of 21 Company owned restaurants and lease termination of two restaurants compared to the same period in the previous fiscal year. The Company's net loss (before preferred dividends) decreased 68.6% or $482,277 to $221,066 for three month period ended September 26, 1999, compared to a net loss (before preferred dividends) of $703,343 for the same period in the previous fiscal year.

Liquidity and Capital Resources

The Company has financed its operations principally from revenues derived from Company owned restaurants, franchise income and private placements of equity and debt. The Company has raised approximately $12,000,000 in equity and debt since May 1996, of which $3.3 million of equity and debt has been raised since December 1997.

Preferred Stock "Series C"                                     December 1997     $   990,000
Warrants exercised                                     Dec 1997 - April 1998     $    60,400
Common Stock                                                       June 1998     $   438,315
Private Placement of Promissory Notes and Warrants            September 1998     $   200,000
Preferred Stock "Series D"                                    September 1998     $   400,000
Common Stock                                                      March 1999     $   110,000
Promissory Notes and Warrants                       May 1999 - February 2000     $ 1,137,000
                                                                                 -----------
                                                                                 $ 3,335,715

The management of the Company has reduced certain costs by renegotiating various vendor contracts and continues to seek opportunities to reduce the Company's operating costs, in an effort to improve the Company's liquidity. The Company's most significant supplier contract was completed in December 1998 with the Company's soft drink product supplier. The Company received in excess of $625,000 in cash from its new soft drink supplier during the three month period ended December 27, 1998. Such proceeds were used to defray the cost of switching vendors and promotional costs incurred to integrate the new product line into the Company's menu. Any excess proceeds will be amortized into income over a two year period. The new vendor is providing menu board design leadership, menu board financing and marketing support in various phases of core product promotions in addition to soft drink promotions.

The Company's current liabilities exceeded its current assets by $3,712,335 at September 26, 1999 compared to $3,733,044 at June 30, 1999. The Company had cash and short-term investments of $18,874 at September 26, 1999 compared to $165,459 at June 30, 1999. During the quarter ended September 26, 1999, the Company experienced negative cash flow which has adversely affected its liquidity. The lack of liquidity has adversely affected the Company's operations. Such negative cash flow resulted primarily from operating losses related to the "Seafood Grille" concept in the Detroit, Florida and New York metropolitan markets.
The Company became in arrears with respect to certain leases because of poor performance by stores in those locations. The Company had also incurred indebtedness in connection with (i) the conversion of past due amounts under certain leases to indebtedness and (ii) the repurchase of certain franchises, but several of such restaurants were unable to generate sufficient revenues to repay the indebtedness.

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

The Company implemented a restructuring strategy in January 1999 which is focused on improving cash flow and profitability by franchising or selling certain company owned restaurants, franchise sales, cobranding and introducing a retail product line for major supermarkets chains. As of October 1999, the restructuring of real estate obligations by franchising, selling and terminating selected leases was completed. As a result of the spin-off of selected leases, losses typically incurred by certain locations have been eliminated, thus improving cashflow.

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

                                             ARTHUR TREACHER'S, INC.
                                                    (Registrant)

Date:  April 24, 2000                     By /s/ William F. Saculla
                                            ----------------------------
                                             William F. Saculla
                                             President, Chief Financial Officer