Form 10QSB
period 1999-12-26
ARTHUR TREACHERS INC /FL/
filed 2000-04-28
CIK 1016951

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT

             Under Section 13 or 15(d) of the Securities Act of 1934

                   For the Six Months Ended December 26, 1999

                             ARTHUR TREACHER'S, INC.

                 (Name of Small Business Issuer in Its Charter)


           UTAH                                        34-1413104
----------------------------             ------------------------------------
(State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

7400 Baymeadows Way, Suite 300, Jacksonville, Florida          32256
------------------------------------------------------   -----------------
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

Yes   X          No
    ------          -----



At April 27, 2000, the latest practicable date there were 15,499,004 shares of Common Stock outstanding, $.01 par value.

                             ARTHUR TREACHER'S, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                      PAGE
                                                                                             ----

         Item 1.  Unaudited Financial Statements:
                  Consolidated Balance Sheets as of December 26, 1999 and June 30, 1999        3

                  Consolidated Statements of Operations for the Three Month Periods
                  September 27, 1999 through December 26, 1999; and
                  September 28, 1998 through December 27, 1998                                 5

                  Consolidated Statements of Operations for the Six Month Periods
                  July 1, 1999 through December 26, 1999; and
                  July 1, 1998 through December 27, 1998                                       6

                  Consolidated Statement of Cash Flows for the Six Month Periods
                  July 1, 1999 through December 26, 1999; and
                  July 1, 1998 through December 27, 1998                                       7

                  Notes to Interim Consolidated Financial Statements                           9

         Item 2.  Management's Discussion and Analysis results of Operations and
                  Financial Condition                                                          12

Part II.          OTHER INFORMATION                                                            19

                             ARTHUR TREACHER'S, INC.

                           CONSOLIDATED BALANCE SHEETS

                       DECEMBER 26, 1999 and JUNE 30, 1999

                                                                  December           June
                                                                    1999             1999
ASSETS                                                           (Unaudited)       (Audited)
------                                                            ---------        ---------

CURRENT ASSETS:
     Cash and cash equivalents                               $        84,594          165,459
     Accounts receivable, net of allowance of $10,470
         in December 1999 and $49,700 in June 1999                   168,067          149,468
     Inventories                                                     161,349          174,930
     Prepaid expenses and other                                       96,601           94,176
                                                               -------------    -------------
              TOTAL CURRENT ASSETS                                   510,611          584,033
                                                               -------------    -------------

PROPERTY AND EQUIPMENT, AT COST
     Leasehold improvements                                        2,350,578        4,072,762
     Furniture, fixtures, and equipment                            1,792,181        2,943,477
                                                               -------------    -------------
                                                                   4,142,759        7,016,239
     Less accumulated depreciation                                 2,998,107        5,450,502
                                                               -------------    -------------
              PROPERTY AND EQUIPMENT, net                          1,144,652        1,565,737

OTHER ASSETS
     Deposits                                                        113,466          134,213
     Goodwill                                                        276,199          284,362
     Other                                                            70,169           73,174
                                                               -------------    -------------
              TOTAL ASSETS                                   $     2,115,097        2,641,519
                                                               =============    =============

                             ARTHUR TREACHER'S, INC.

                           CONSOLIDATED BALANCE SHEETS

                       DECEMBER 26, 1999 and JUNE 30, 1999

                                                            December           June
                                                             1999              1999
                                                          (Unaudited)        (Audited)
                                                          -----------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

CURRENT LIABILITIES:
     Accounts payable                                       2,522,646        2,968,623
     Accrued expenses and other liabilities                   349,092          410,025
     Current maturities of long-term debt                   1,088,197          570,579
     Deferred revenue                                         367,850          367,850
                                                         -------------   --------------
              TOTAL CURRENT LIABILITIES                     4,327,785        4,317,077

Long-term debt, net of current maturities                     824,779        1,119,300
     Deferred revenue                                         132,218          248,000
                                                        -------------    -------------
              TOTAL  LIABILITIES                            5,284,782        5,684,377
                                                        -------------    -------------

STOCKHOLDERS' EQUITY (Deficit)
     Preferred stock                                        1,744,885        1,744,885
     Common stock                                             154,091          151,651
     Additional paid-in capital                            10,660,905       10,516,950
     Accumulated deficit                                  (15,729,566)     (15,456,344)
                                                        -------------    -------------
TOTAL STOCKHOLDERS' EQUITY (Deficit)                       (3,169,685)      (3,042,858)

TOTAL LIABILITIES and STOCKHOLDERS' EQUITY              $   2,115,097        2,641,519
                                                        =============    =============

                             ARTHUR TREACHER'S, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                           FOR THE THREE MONTH PERIODS

                                                                              September 27, 1999   September 28, 1998
                                                                                    through             through
                                                                               December 26, 1999   December 27, 1998
                                                                                  (Unaudited)        (Unaudited)
                                                                                  -----------        -----------

TOTAL REVENUE                                                                 $       3,586,672        5,847,525

OPERATING EXPENSES:
     Cost of sales, including occupancy except depreciation                           1,776,432        3,258,735
     Operating expenses                                                               1,328,406        2,323,389
     Depreciation and amortization                                                      176,109          303,118
     General and administrative expenses                                                316,823          503,457
                                                                                  -------------    -------------
              TOTAL OPERATING EXPENSES                                                3,597,770        6,388,699
                                                                                  -------------    -------------

              LOSS FROM OPERATIONS                                                      (11,098)        (541,174)

OTHER INCOME (EXPENSES):
     Other, net                                                                         (41,058)         (44,608)
                                                                                  -------------    --------------

              NET LOSS                                                                  (52,156)        (585,782)

     Undeclared preferred stock dividends                                               (30,570)         (30,570)
                                                                                  -------------    -------------

              Net loss for common shareholders                                  $       (82,726)        (616,352)
                                                                                  ==============   =============



Basic loss per common share                                                     $         (.01)            (.04)
                                                                                  =============    ============

Diluted loss per common share                                                   $         (.01)            (.04)
                                                                                  =============    ============

Weighted average number of outstanding shares for basic and diluted                  15,246,342       14,897,754
                                                                                  =============    =============

                             ARTHUR TREACHER'S, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                            FOR THE SIX MONTH PERIODS

                                                                               July 1,  1999         July 1,  1998
                                                                                  through               through
                                                                            December 26, 1999      December 27, 1998
                                                                               (Unaudited)            (Unaudited)
                                                                               -----------            -----------

TOTAL REVENUE                                                                 $       7,486,374       11,297,568

OPERATING EXPENSES:

     Cost of sales, including occupancy except depreciation                           3,835,207        6,413,744
     Operating expenses                                                               2,832,272        4,538,236
     Depreciation and amortization                                                      391,159          591,576
     General and administrative expenses                                                618,187          964,438
                                                                                  -------------    -------------
              TOTAL OPERATING EXPENSES                                                7,676,825       12,507,994
                                                                                  -------------    -------------

              LOSS FROM OPERATIONS                                                     (190,451)      (1,210,426)

OTHER INCOME (EXPENSES):

     Other, net                                                                         (82,771)         (78,699)
                                                                                  -------------    --------------

              NET LOSS                                                                 (273,222)      (1,289,125)

     Undeclared preferred stock dividends                                               (61,140)         (41,250)
                                                                                  -------------    -------------

              Net loss for common shareholders                                  $      (334,362)      (1,330,375)
                                                                                  =============    =============



Basic loss per common share                                                     $         (.02)            (.09)
                                                                                  ============     ============

Diluted loss per common share                                                   $         (.02)            (.09)
                                                                                  ============     ============

Weighted average number of outstanding shares for basic and diluted                  15,205,677       14,883,154
                                                                                  =============    =============

                             ARTHUR TREACHER'S, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            FOR THE SIX MONTH PERIODS

                                                                                 July 1, 1999          July 1, 1998
                                                                                   through               through
                                                                               December 26, 1999     December 27, 1998
                                                                               -----------------     -----------------

Operating activities:
     Net loss                                                                   $      (273,222)      (1,289,125)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
           Depreciation and amortization                                                391,159          591,576
           Amortization of deferred revenue                                            (161,502)              --
           Deferred revenue proceeds                                                     45,720               --
           Changes in assets and liabilities:
           (Increase) in accounts receivable                                            (18,598)         (46,627)
           Decrease (increase) in deposits and other assets                              23,752          (53,727)
           (Increase) in prepaid expenses and other
               current assets                                                            (2,425)         (43,093)
           Decrease (increase) in inventories                                            13,581          (24,853)
           (Decrease) increase in accounts payable                                     (414,682)         376,183
           (Decrease) increase in accrued expenses, and
               other liabilities                                                        (60,933)         672,601
                                                                                  --------------   -------------
                  Net cash (used in) provided by operating activities                  (457,150)         182,935
                                                                                  --------------   -------------

Investing activities:
     Capital expenditures                                                               (10,195)        (417,404)
     Proceeds from disposition of restaurants                                            49,428
                                                                                  --------------   --------------
                  Net cash used in investing activities                                 (39,233)        (417,404)
                                                                                  --------------   --------------

Financing activities:
     Proceeds from the issuance of preferred stock, net of issue costs                        -          355,298
     Proceeds from long-term debt                                                       560,153          200,000
     Payment of dividend                                                                      -         (390,417)
     Principal payments on long-term debt                                              (223,101)        (211,113)
                                                                                  -------------    -------------
                  Net cash (used in) provided by financing activities                   337,052          (46,232)
                                                                                  -------------    --------------

Net increase (decrease) in cash and cash equivalents                                    (80,865)        (280,701)

                             ARTHUR TREACHER'S, INC.

                            FOR THE SIX MONTHS ENDED

                                                                                 July 1, 1999        July 1, 1998
                                                                                     through            through
                                                                               December 26, 1999    December 27, 1998
                                                                               -----------------    -----------------

Cash and cash equivalents beginning of period                                           165,459          909,636
                                                                                  -------------    -------------
Cash and cash equivalents end of period                                         $        84,594          628,935
                                                                                  =============    =============

Supplemental disclosure of cash flow information:

     Cash paid for interest                                                     $        51,776           90,188
                                                                                  =============    =============
Supplemental disclosure of noncash transactions:
     Common stock issued to settle accounts payable                             $            --           43,836
                                                                                  -------------    -------------
Supplemental disclosure of noncash transactions:
     Common stock issued to settle debt and interest                            $       146,396               --
                                                                                  =============    =============

                             ARTHUR TREACEHR'S, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 26, 1999

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

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries,

              MIE Hospitality, Inc., a wholly-owned subsidiary: which operates 29 Arthur Treacher's Fish and Chips restaurants in Pennsylvania, New York, New Jersey and Delaware.

              Arthur Treacher's Management Co., a wholly-owned subsidiary, which provides payroll services to the Company.

              Arthur Treacher's Advertising Co., a wholly-owned subsidiary, which provides certain advertising services to the Company and the franchisees.

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

            Management's Discussion and Analysis or Plan of Operation

This Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Registration Statement.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

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

Results of Operations

The following discussion includes the following periods: (i) unaudited interim financial statements for the three months ended December 26, 1999 and December 27,1998. (ii) unaudited interim financial statements for the six months ended December 26, 1999 and December 27, 1998.

1999 Three months and 1998 Three months

The Company's reported total revenues of $3,586,672 for the three month period ended December 26, 1999, reflected a decrease of $2,260,853 or 38.7%, compared to the same three month period ended December 27, 1998. The decrease is primarily attributed to the franchising of 27 Company owned restaurants to existing franchisees and the lease termination of two restaurants compared to the same period in the previous fiscal year.

The Company recognized a decrease in net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) of $2,326,797 or 43.3% to $3,048,694 compared to $5,375,491 in the same period in the previous fiscal year. The decrease is primarily attributed to the franchising of 27 Company owned restaurants to existing franchisees and the lease termination of two restaurants compared to the same period in the previous fiscal year. Same store net sales decreased by 0.7% or $21,827 to $3,041,200 for the three month period ended December 26, 1999 compared to $3,063,027 for the same period in the previous fiscal year.

Franchise and other income increased 61.5% or $124,765 to $327,740 for the three month period ended December 26, 1999 compared to the same three month period ended December 27, 1998. The increase was primarily due to the timeliness of the receipt of marketing allowances from the Company's suppliers.

The Company's total costs and expenses decreased 43.7% from $2,790,929 to $3,597,770 for the three month period ended December 26, 1999, compared to the same period in the previous fiscal year. The decrease was primarily attributed to the franchising of 27 Company owned restaurants and the lease termination of two restaurants compared to the same period in the previous fiscal year.

General and Administrative expenses decreased 34.2% or $133,319 to $256,385 for the three month period ended December 26, 1999, compared to $389,704 in the same period in the previous fiscal year. The decrease is partially attributed to the reduction of staff in association with the franchising of the 27 owned Company restaurants and the lease termination of two restaurants compared to the same period in the previous fiscal year.

Interest expense increased 4.7% or $1,865 from $39,193 to $41,058 for the three month period ended December 26, 1999, compared to the same period in the previous fiscal year. The increase was due to new debt taken on by the Company.

Depreciation and amortization decreased 41.9% or $127,008 to $176,109 for the three month period ended December 26, 1999, compared to $303,117 for the same period in the previous fiscal year. This decrease was primarily attributed to the franchising of 27 Company owned restaurants and the lease termination of two restaurants compared to the same period in the previous fiscal year.

The Company considers earnings before interest, taxes, depreciation and amortization to be another important indicator of performance. For the three month period ended December 26, 1999, earnings before interest, taxes, depreciation and amortization increased by 166% or $415,951 to a gain of $165,011 compared to a loss of ($250,940) for the same period in the previous fiscal year. This improvement is partially attributed to the franchising of 27 Company owned restaurants and lease termination of two restaurants compared to the same period in the previous fiscal year.

                                             9/27/99             9/28/98
                                             Through             Through
                                             12/26/99            12/27/98
                                             --------            --------

LOSS FROM OPERATIONS                        $ (11,098)          $(541,174)
LESS:  Other                                        0               5,415
ADD:   Depreciation and
           Amortization                       176,109             303,118
                                            ---------           ---------

       EBITDA                               $ 165,011           $(243,471)

As a result of the foregoing, the Company's net loss (before preferred dividends) decreased 91.1% or $533,626 to $52,156 for three month period ended December 26, 1999, compared to a net loss (before preferred dividends) of $585,782 for the same period in the previous fiscal year.

1999 Six months and 1998 Six months

The Company's reported total revenues of $7,486,374 for the six month period ended December 26, 1999, reflected a decrease of 33.7% or $3,811,194, compared to the same six month period ended December 27, 1998. The decrease is primarily attributed to the franchising of 21 Company owned restaurants to existing franchisees in the three month period ended September 26, 1999 and the additional franchising of 6 Company owned restaurants to existing franchisees in the three month period ended December 26, 1999 and the lease termination of two restaurants compared to the same period in the previous fiscal year.

The Company recognized a decrease in net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) of 38.7% or $4,024,893, to $6,369,595 compared to $10,394,488 in the same period in the previous fiscal year. The decrease is primarily attributed to the franchising of 21 Company owned restaurants to existing franchisees in the first three month period ended September 26, 1999, the additional franchising of 6 Company owned restaurants to existing in the three month period ended December 26, 1999 and the lease termination of two restaurants compared to the same period in the previous fiscal year. While total net sales decreased 38.7%, same store net sales comparisons for stores operated for the full six months, decreased by 0.1% or $716 to $5,903,777 for the six month period ended December 26, 1999 compared to $5,904,493 for the same period in the previous fiscal year.

Franchise and other income increased 95.5% or $338,217 to $692,569 for the six month period ended December 26, 1999 compared to the same period in the previous fiscal year. The increase was partially due to the timeliness of the receipt of marketing allowances from the Company's suppliers, and the amortization of the excess conversion funds from the change in the Company's major supplier. Other income form this conversion fund increased $161,502 for the six month period ended December 26, 1999, compared to $0.0 in the same period in the previous fiscal year.

The Company's total costs and expenses decreased 38.6% from $4,831,169 to $7,676,825 for the six month period ended December 26, 1999, compared to the same period in the previous fiscal year. The decrease is primarily attributed to the franchising of 21 Company owned restaurants to existing franchisees in the first three month period ended September 26, 1999, the additional franchising of 6 Company owned restaurants to existing in the three month period ended December 26, 1999 and the lease termination of two restaurants compared to the same period in the previous fiscal year.

Interest expense increased $1,069 or 1.3% from $81,702 to $82,771 for the six month period ended December 26, 1999, compared to the same period in the previous fiscal year. The increase in interest expense was due to new debt taken on by the Company.

Depreciation and amortization decreased 33.9% or $200,417 to $391,159 for the six month period ended December 26, 1999, compared to $591,576 for the same period in the previous fiscal year. The decrease is primarily attributed to the franchising of 21 Company owned restaurants to existing franchisees in the first three month period ended September 26, 1999 and the additional franchising of 6 Company owned restaurants to existing in the three month period ended December 26, 1999 and the lease termination of two restaurants compared to the same period in the previous fiscal year.

The Company considers earnings before interest, taxes, depreciation and amortization to be another important indicator of performance. For the six month period ended December 26, 1999, earnings before interest, taxes, depreciation and amortization increased by 133% or $816,641 to a gain of $200,708 compared to a loss of ($615,933) for the same period in the previous fiscal year. This improvement is partially attributed to the franchising of 27 Company owned restaurants and the lease termination of two restaurants compared to the same period in the previous fiscal year.

                                               7/1/99              7/1/98
                                               Through             Through
                                               12/26/99            12/27/98
                                               --------            --------

LOSS FROM OPERATIONS                         $  (190,451)        $(1,210,426)
LESS:  Other                                           0              (2,917)
ADD:   Depreciation and
                  Amortization                   391,159             591,576
                                             -----------         -----------
         EBITDA                              $   200,708         $  (615,933)

As a result of the foregoing, the Company's net loss (before preferred dividends) decreased 78.9% or $1,015,903 to $273,222 for six month period ended December 26, 1999, compared to a net loss (before preferred dividends) of $1,289,125 for the same period in the previous fiscal year.

Liquidity and Capital Resources

The Company has financed its operations principally from revenues derived from Company owned restaurants, franchise income and private placements of equity and debt. The Company has raised approximately $12,000,000 in equity and debt since May 1996, of which $3.3 million of equity and debt has been raised since December 1997.

Preferred Stock "Series C"                                      December 1997              $  990,000
Warrants exercised                                      Dec 1997 - April 1998              $   60,400
Common Stock                                                        June 1998              $  438,315
Private Placement of Promissory Notes and Warrants             September 1998              $  200,000
Preferred Stock "Series D"                                     September 1998              $  400,000
Common Stock                                                       March 1999              $  110,000
Promissory Notes and Warrants                        May 1999 - February 2000              $1,137,000
                                                                                           ----------
                                                                                           $3,335,715

The management of the Company continues to seek opportunities to reduce the Company's operating costs, in an effort to improve the Company's liquidity. The Company's most significant supplier contract was completed in December 1998 with the Company's soft drink product supplier. The Company received in excess of $625,000 in cash from its new soft drink supplier during the three month period ended December 27, 1998. Such proceeds were used to defray the cost of switching vendors and promotional costs incurred to integrate the new product line into the Company's menu. Any excess proceeds will be amortized into income over a two year period. The new vendor is providing menu board design leadership, menu board financing and marketing support in various phases of core product promotions in addition to soft drink promotions.

The Company's current liabilities exceeded its current assets by $3,817,174 at December 26, 1999 compared to $3,733,044 at June 30, 1999. The Company had cash and short-term investments of $84,594 at December 26, 1999 compared to $165,459 at June 30, 1999. The Company had also incurred indebtedness in connection with
(i) the conversion of past due amounts under certain leases to indebtedness and
(ii) the repurchase of certain franchises, but several of such restaurants were unable to generate sufficient revenues to repay the indebtedness. During the six month period ended December 26, 1999, the Company experienced negative cash flow which has adversely affected its liquidity. The lack of liquidity has adversely affected the Company's operations.

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

The Company believes that it will need additional working capital to finance its operations or capital expenditures. Although the Company has successfully obtained additional financing in the past and the Company believes it could meet its needs through either additional borrowings or the sale of additional equity, and the continued negotiations of the Company's accounts payable, although there can be no assurance that the Company would be successful in obtaining any such financing, or on what terms such transactions could be effected, although there can be no assurance that such strategy will be successful.

Seasonality

The Company derives a significant portion of its sales during the November/December (Christmas) and March/April (Easter) holiday seasons, which are reflected in the Company's operating results for the second and third quarter. These seasonal effects are dependent upon the general retailing environment and customers' preference to shopping malls. Weather can have a significant affect on shopping in Northern climates. 86% of the Company's sales come from Northern states. These areas can be significantly impacted by weather during December, January and February. Approximately 70% of the Company's restaurant revenue is derived from shopping malls. The Company derives approximately 15% of its total annual revenues from the operations of the stores located in shopping malls during the holiday season.

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

                                         ARTHUR TREACHER'S, INC.
                                              (Registrant)

Date:  April 27, 2000               By /s/ William F. Saculla
                                      ----------------------------
                                           William F. Saculla
                                           President and Chief Financial Officer