Form 10QSB
period 2000-03-26
ARTHUR TREACHERS INC /FL/
filed 2000-05-30
CIK 1016951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


                                QUARTERLY REPORT
             Under Section 13 or 15(d) of the Securities Act of 1934
                    For the Nine Months Ended March 26, 2000


                             ARTHUR TREACHER'S, INC.
  ----------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                    UTAH                                          34-1413104
--------------------------------------------------------------  ----------------
(State or Other Jurisdiction of Incorporation or Organization) (I.R.S. Employer
                                                            Identification No.)


    7400 Baymeadows Way, Suite 300, Jacksonville, Florida            32256
-----------------------------------------------------------      --------------
        (Address of Principal Executive Offices)                   (Zip Code)

        (904) 739-1200
------------------------------------------
        (Issuer's Telephone Number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X___     No   _____



At May 30, 2000, the latest practicable date there were 15,599,004 shares of Common Stock outstanding, $.01 par value.

                             ARTHUR TREACHER'S, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                   PAGE
                                                                          ----

   Item 1.  Unaudited Financial Statements:
            Consolidated Balance Sheets as of March 26, 2000 and
            June 30, 1999                                                   3

            Consolidated Statements of Operations for the Three
            Month Periods December 27, 1999 through March 26, 2000;
            and December 28, 1998 through March 28, 1999                    5

            Consolidated Statements of Operations for the Nine
            Month Periods July 1, 1999 through March 26, 2000; and
            July 1, 1998 through March 28, 1999                             6

            Consolidated Statement of Cash Flows for the Six Month
            Periods July 1, 1999 through March 26, 2000; and
            July 1, 1998 through March 28, 1999                             7

            Notes to Interim Consolidated Financial Statements              9

   Item 2.  Management's Discussion and Analysis results of Operations
            and Financial Condition                                        12

Part II. OTHER INFORMATION                                                 20




                             ARTHUR TREACHER'S, INC.

                           CONSOLIDATED BALANCE SHEETS

                        MARCH 26, 2000 and JUNE 30, 1999


                                                                             March             June
                                                                             2000              1999
                                                                          (Unaudited)       (Audited)
                                                                        -------------    -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $     3,615,217          165,459
     Accounts receivable, net of allowance of $10,470
         in March 2000 and $49,700 in June 1999                             109,510          149,468
     Inventories                                                            135,366          174,930
     Prepaid expenses and other                                             142,973           94,176
                                                                      -------------    -------------
              TOTAL CURRENT ASSETS                                        4,003,066          584,033
                                                                      -------------    -------------

PROPERTY AND EQUIPMENT, AT COST
     Leasehold improvements                                               2,351,712        4,072,762
     Furniture, fixtures, and equipment                                   1,799,343        2,943,477
                                                                      -------------    -------------
                                                                          4,151,055        7,016,239
     Less accumulated depreciation                                        3,195,134        5,450,502
                                                                      -------------    -------------
              PROPERTY AND EQUIPMENT, net                                   955,921        1,565,737

OTHER ASSETS
     Deposits                                                               109,197          134,213
     Investments                                                          2,100,000                0
     Goodwill                                                               272,117          284,362
     Other                                                                   75,169           73,174
                                                                      -------------    -------------

              TOTAL ASSETS                                          $     7,515,470        2,641,519
                                                                      =============    =============


                             ARTHUR TREACHER'S, INC.

                           CONSOLIDATED BALANCE SHEETS

                        MARCH 26, 2000 and JUNE 30, 1999



                                                                           March             June
                                                                           2000              1999
                                                                        (Unaudited)        (Audited)
                                                                        -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

CURRENT LIABILITIES:
     Accounts payable                                             $     2,296,829        2,968,623
     Accrued expenses and other liabilities                               338,425          410,025
     Current maturities of long-term debt                               1,503,356          570,579
     Deferred revenue                                                     367,850          367,850
                                                                     -------------   --------------
              TOTAL CURRENT LIABILITIES                                 4,506,460        4,317,077

Long-term debt, net of current maturities                                 807,039        1,119,300
     Minority Interest in Subsidiary                                    1,552,673                0
     Deferred revenue                                                      81,366          248,000
                                                                    -------------    -------------
              TOTAL  LIABILITIES                                        6,947,538        5,684,377
                                                                    -------------    -------------

STOCKHOLDERS' EQUITY (Deficit)
     Preferred stock                                                    1,744,885        1,744,885
     Common stock                                                         158,359          151,651
     Additional paid-in capital                                        14,778,942       10,516,950
     Accumulated deficit                                              (16,114,254)     (15,456,344)
                                                                    -------------    -------------
TOTAL STOCKHOLDERS' EQUITY (Deficit)                                      567,932       (3,042,858)


TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                          $   7,515,470        2,641,519
                                                                    =============    =============





                             ARTHUR TREACHER'S, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                           FOR THE THREE MONTH PERIODS


                                                                     December 27, 1999       December 28, 1998
                                                                          through                 through
                                                                      March   26, 2000        March 28, 1999
                                                                        (Unaudited)             (Unaudited)
                                                                     ------------------      ------------------
TOTAL REVENUE                                                          $   2,878,998               5,040,277


OPERATING EXPENSES:
     Cost of sales, including occupancy except depreciation                1,641,143               2,862,811
     Operating expenses                                                    1,079,530               2,130,216
     Depreciation and amortization                                           176,109                 281,187
     General and administrative expenses                                     293,161                 407,886
                                                                       -------------           -------------
              TOTAL OPERATING EXPENSES                                     3,189,943               5,682,100
                                                                       -------------           -------------

              LOSS FROM OPERATIONS                                          (310,945)               (641,823)

OTHER INCOME (EXPENSES):
     Other, net                                                              (73,743)               (276,486)
                                                                       -------------          --------------

              NET LOSS                                                      (384,688)               (918,309)

     Undeclared preferred stock dividends                                    (30,570)                (30,570)
                                                                       -------------           -------------

              Net loss for common shareholders                         $    (415,258)               (948,879)
                                                                       ==============          =============


Basic loss per common share                                            $        (.03)                   (.06)
                                                                       =============            ============

Diluted loss per common share                                          $        (.03)                   (.06)
                                                                       =============            ============

Weighted average number of outstanding shares for basic and diluted       15,424,004              14,951,087
                                                                       =============           =============



                             ARTHUR TREACHER'S, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                           FOR THE NINE MONTH PERIODS



                                                                                 July 1,  1999      July 1,  1998
                                                                                    through            through
                                                                                March 26, 2000      March 28, 1999
                                                                                 (Unaudited)          (Unaudited)
                                                                                ---------------     ---------------

TOTAL REVENUE                                                                      $ 10,366,002       15,907,538

OPERATING EXPENSES:
     Cost of sales, including occupancy except depreciation                           5,476,350        8,892,228
     Operating expenses                                                               3,912,433        6,403,479
     Depreciation and amortization                                                      567,268          834,979
     General and administrative expenses                                                911,347        1,273,948
                                                                                  -------------    -------------
              TOTAL OPERATING EXPENSES                                               10,867,398       17,404,634
                                                                                  -------------    -------------

              LOSS FROM OPERATIONS                                                     (501,396)      (1,497,096)

OTHER INCOME (EXPENSES):
     Other, net                                                                        (156,514)        (710,338)
                                                                                  -------------    --------------

              NET LOSS                                                                 (657,910)      (2,207,434)

     Undeclared preferred stock dividends                                               (91,710)         (71,820)
                                                                                  -------------    -------------

              Net loss for common shareholders                                  $      (749,620)      (2,279,254)
                                                                                  =============    =============



Basic loss per common share                                                     $          (.05)            (.15)
                                                                                  =============     ============

Diluted loss per common share                                                   $          (.05)            (.15)
                                                                                  =============     ============

Weighted average number of outstanding shares for basic and diluted                  15,278,452       14,905,798
                                                                                  =============    =============



                             ARTHUR TREACHER'S, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           FOR THE NINE MONTH PERIODS

                                                                                  July 1,  1999         July 1,  1998
                                                                                     through               through
                                                                                  March 26, 2000        March 28, 1999
                                                                                ----------------       ----------------
Operating activities:
     Net loss                                                                   $      (657,910)        (2,207,434)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
              Depreciation and amortization                                             567,268            900,282
              Amortization of deferred revenue                                         (241,634)               ---
              Deferred revenue proceeds                                                 120,720                ---
                  Changes in assets and liabilities:
                   Decrease (increase) in accounts receivable                            39,958            (41,737)
                   Decrease (increase)  in deposits and other assets                     35,266            (46,727)
                  (Increase) in prepaid expenses and other
                       current assets                                                   (48,797)             8,695
                   Decrease in inventories                                               39,564             45,785
                  (Decrease) increase in accounts payable                              (671,794)           728,405
                  (Decrease) increase in accrued expenses, and
                      other liabilities                                                 (71,600)           526,900
                                                                                  --------------     -------------
                  Net cash (used in)operating activities                               (888,959)           (85,831)
                                                                                  --------------     -------------

Investing activities:
     Capital expenditures                                                               (20,161)          (462,285)
     Investments made by subsidiary                                                  (2,100,000)                --
     Proceeds from disposition of restaurants                                            49,428                 --
                                                                                  -------------      -------------
Net cash used in investing activities                                                (2,070,733)          (462,285)
                                                                                  -------------      -------------

Financing activities:
     Proceeds from the issuance of stock, from subsidiary                             5,674,978                  0
     Proceeds from the issuance of preferred stock, net of issue costs                        -            355,298
     Issuance of common stock                                                                 -             58,577
     Proceeds from long-term debt                                                     1,010,133            200,000
     Payment of dividend                                                                      -           (390,417)
     Principal payments on long-term debt                                              (275,661)          (211,113)
                                                                                  -------------      -------------
                  Net cash provided by financing activities                           6,409,450             12,345
                                                                                  -------------      -------------

Net increase (decrease) in cash and cash equivalents                                  3,449,758           (535,771)




                             ARTHUR TREACHER'S, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

                            FOR THE NINE MONTHS ENDED

                                                                                July 1,  1999      July 1,  1998
                                                                                   through            through
                                                                                March 26, 2000      March 28, 1999
                                                                                --------------     --------------


Cash and cash equivalents beginning of period                                           165,459          909,636
                                                                                  -------------    -------------
Cash and cash equivalents end of period                                         $     3,615,217          373,865
                                                                                  =============    =============


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                     $        62,508          108,028
                                                                                  ==============   =============
Supplemental disclosure of noncash transactions:
     Common stock issued to settle accounts payable                             $             0           43,836
                                                                                  =============    =============
Supplemental disclosure of noncash transactions:
     Common stock issued to settle debt and interest                            $       146,396                0
                                                                                  =============    =============

                             ARTHUR TREACEHR'S, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                      MARCH 26, 2000

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


            Digital Creative Development Corporation (Digital). A subsidiary which will seek to acquire, invest and form joint ventures with web design, web consulting and companies that create and transmit digital broadband content.


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

On February 17, 2000, the Company announced the formation of a wholly-owned subsidiary, Digital Creative Development Corporation (Digital). Digital will seek to acquire, invest and form joint ventures with web design, web consulting and companies that create and transmit digital broadband content.

On March 16, 2000, the Board of Directors of the Company approved the appointment of Ralph Sorrentino as the Chief Executive Officer of Digital. Mr. Sorrentino became Chief Executive Officer of Digital effective May 1, 2000.

 These steps are part of management's plan to change the Company's business focus. Digital plans to invest in companies that are involved in the creation and transmission of broadband content, Digital also plans to provide, services and capital to early stage internet companies and Digital intends to acquire controlling interest in its portfolio companies but may, from time to time, take minority equity positions in consideration for such services and capital. The Company believes that it can develop such internet business activities, including e*commerce and content portals either through acquisitions of majority owned subsidiaries or through internal development.

As of March 26, 2000, Digital had received advances of $5,674,978 and had used $2,100,000 of these advances to purchase equity positions in a number of companies. In addition, management of Digital has been evaluating companies for potential acquisitions as well as opportunities for obtaining controlling equity positions of internet companies focused on the new media broadband entertainment sector. In order to raise additional capital for acquisitions, Digital has commenced a private placement of its common stock.

The Company does not intend to engage primarily in the business of investing, reinvesting or trading in securities so as to be an investment company required to register as such under the Investment Company Act of 1940. Nevertheless, the Company may be required to register as an investment company as a consequence of investments that it has made subsequent to its change of control to the extent that it presently holds "investment securities" (as defined by the Investment Company Act) which constitutes more than 40% of the value of the Company's assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, unless the Company restructures or reduces its holdings of investment securities within a reasonable period of time. Although it is the intention of the Company to take the actions necessary to avoid investment company status, no assurance can be given that the Company will be able to take such actions. The Investment Company Act of 1940 imposes a comprehensive scheme of regulation which would require a substantial restructuring of the operations of the Company to permit the Company to comply with the applicable regulations. Applicable regulations may also operate to impose significant restrictions on the permissible activities and transactions of the Company. If the Company cannot restructure its operations or reduce its holdings of investment securities to avoid the need for the investment company restriction, the Board of Directors will consider taking such actions as may be necessary or appropriate under the circumstances.

Results of Operations

The following discussion includes the following periods: (i) unaudited interim financial statements for the three months ended March 26, 2000 and March 28,1999. (ii) unaudited interim financial statements for the nine months ended March 26, 2000 and March 28, 1999.


2000 Three months and 1999 Three months

The Company's reported total revenues of $2,878,998 for the three month period ended March 26, 2000 reflected a decrease of $2,161,279, or 42.9%, compared to $5,040,277 in the same three month period ended March 28, 1999. The decrease is primarily attributed to the franchising of 27 Company owned restaurants to existing franchisees and the lease termination of two restaurants compared to the same period in the previous fiscal year.

The Company recognized a decrease in net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) of $2,099,250 or 45.7% to $2,490,938 for the three month period ended March 26, 2000, compared to $4,590,188 in the same three month period ended March 28, 1999. The decrease is primarily attributed to the franchising of 27 Company owned restaurants to existing franchisees and the lease termination of two restaurants compared to the same period in the previous fiscal year. Same store net sales decreased by 3.6% or $92,043 to $2,493,657 for the three month period ended March 26, 2000 compared to $2,585,700 for the same period in the previous fiscal year.

Franchise and other income decreased 18.1% or $67,991 to $307,036 for the three month period ended March 26, 2000, compared to $375,027 in the same three month period ended March 28, 1999. The decrease was primarily due to the timeliness of the receipt of marketing allowances from the Company's suppliers.

The Company's total costs and expenses decreased 43.9% or $2,492,157 to $3,189,943 for the three month period ended March 26, 2000, compared to $5,682,100 for the three month period ended March 28, 1999. The decrease was primarily attributed to the franchising of 27 Company owned restaurants and the lease termination of two restaurants compared to the same period in the previous fiscal year.

General and Administrative expenses decreased 28.1% or $114,725 to $293,161 for the three month period ended March 26, 2000, compared to $407,886 for the three month period ended March 28, 1999. The decrease is partially attributed to the reduction of staff in association with the franchising of the 27 owned Company restaurants and the lease termination of two restaurants compared to the same period in the previous fiscal year.

Interest expense increased 42.1% or $21,848 to $105,078 for the three month period ended March 26, 2000, compared to $407,886 for the three month period ended March 28, 1999. The increase was due to new debt taken on by the Company.

Depreciation and amortization decreased 36.6% or $105,078 to $176,109 for the three month period ended March 26, 2000, compared to $281,187 for the same period in the previous fiscal year. This decrease was primarily attributed to the franchising of 27 Company owned restaurants and the lease termination of two restaurants compared to the same period in the previous fiscal year.

The Company considers earnings before interest, taxes, depreciation and amortization to be another important indicator of performance. For the three month period ended March 26, 2000, earnings before interest, taxes, depreciation and amortization increased by 62.6% or $225,800 to a loss of ($134,836) compared to a loss of ($360,636) for the same period in the previous fiscal year. This improvement is partially attributed to the franchising of 27 Company owned restaurants and lease termination of two restaurants compared to the same period in the previous fiscal year.

                                                     12/27/99   12/28/98
                                                     Through    Through
                                                     03/26/00   03/28/99
                                                     --------   --------

LOSS FROM OPERATIONS                                $(310,945)  $(641,823)
LESS:  Other                                                0           0
ADD:   Depreciation and
                  Amortization                         176,109    281,187
                                                       -------    -------

         EBITDA                                      $(134,836) $(360,636)

As a result of the foregoing, the Company's net loss (before preferred dividends) decreased 58.1% or $533,621 to a net loss (before preferred dividends of $384,688 for three month period ended March 26, 2000, compared to a net loss (before preferred dividends) of $918,309 for the same period in the previous fiscal year.

2000 Nine months and 1999 Nine months

The Company's reported total revenues of $10,366,002 for the nine month period ended March 26, 2000, reflected a decrease of 34.8% or $5,541,536, compared to $15,907,538 for the same nine month period ended March 28, 1999. The decrease is primarily attributed to the franchising of 21 Company owned restaurants to existing franchisees in the three month period ended September 26, 1999 and the additional franchising of 6 Company owned restaurants to existing franchisees in the three month period ended December 26, 1999 and the lease termination of two restaurants compared to the same period in the previous fiscal year.

The Company recognized a decrease in net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) of 38.6% or $5,564,878, to $8,860,533 compared to $14,425,411 in the same period in the previous fiscal year. The decrease is primarily attributed to the franchising of 21 Company owned restaurants to existing franchisees in the first three month period ended September 26, 1999, the additional franchising of 6 Company owned restaurants to existing franchisees in the three month period ended December 26, 1999 and the lease termination of two restaurants compared to the same period in the previous fiscal year. While total net sales decreased 38.6%, same store net sales comparisons for stores operated for the full nine months, decreased by 1.1% or $92,718 to $8,397,475 for the nine month period ended March 26, 2000 compared to $8,490,193 for the same period in the previous fiscal year.

Franchise and other income increased 37.1% or $270,226 to $999,605 for the nine month period ended March 26, 2000 compared to $729,379 for the same period ended March 28, 2000 in the previous fiscal year. The increase was partially due to the timeliness of the receipt of marketing allowances from the Company's suppliers, and the amortization of the excess conversion funds from the change in the Company's major supplier. Other income form this conversion fund increased $242,253 for the nine month period ended March 26, 2000, compared to $80,751 in the same period in the previous fiscal year.

The Company's total operating costs and expenses decreased 37.6% or $6,537,236 to $10,867,398 for the nine month period ended March 26, 2000 compared to $17,404,634 for the same period ended March 28, 1999. The decrease is primarily attributed to the franchising of 21 Company owned restaurants to existing franchisees in the first three month period ended September 26, 1999, the additional franchising of 6 Company owned restaurants to existing franchisees in the three month period ended December 26, 1999 and the lease termination of two restaurants compared to the same period in the previous fiscal year.

Interest expense increased $23,004 or 17.2% from $133,510 to $156,514 for the nine month period ended March 26, 2000, compared to $133,510 for the same period in the previous fiscal year. The increase in interest expense was due to new debt taken on by the Company.

Depreciation and amortization decreased 32.1% or $267,711 to $567,268 for the nine month period ended March 26, 2000, compared to $834,979 for the same period in the previous fiscal year. The decrease is primarily attributed to the franchising of 21 Company owned restaurants to existing franchisees in the first three month period ended September 26, 1999 and the additional franchising of 6 Company owned restaurants to existing franchisees in the three month period ended December 26, 1999 and the lease termination of two restaurants compared to the same period in the previous fiscal year.

The Company considers earnings before interest, taxes, depreciation and amortization to be another important indicator of performance. For the nine month period ended March 26, 2000, earnings before interest, taxes, depreciation and amortization increased by 106% or $1,139,916 to a gain of $65,872 compared to a loss of ($1,074,044) for the same period in the previous fiscal year. This improvement is partially attributed to the franchising of 27 Company owned restaurants and the lease termination of two restaurants compared to the same period in the previous fiscal year.

                                                     7/1/99            7/1/98
                                                     Through           Through
                                                     03/26/00         03/28/99
                                                     ---------        ---------

LOSS FROM OPERATIONS                                 $(501,396)   $ (1,497,096)
LESS:  Other                                                 0        (411,927)
ADD:   Depreciation and
                  Amortization                         567,268         834,979
                                                     ---------     -----------

EBITDA                                              $   65,872     $(1,074,044)

As a result of the foregoing, the Company's net loss (before preferred dividends) decreased 70.2% or $1,549,524 to $657,910 for nine month period ended March 26, 2000, compared to a net loss (before preferred dividends) of $2,207,434 for the same period in the previous fiscal year.


Liquidity and Capital Resources

The Company has financed its operations principally from revenues derived from Company owned restaurants, franchise income and private placements of equity and debt. The Company has raised approximately $12,000,000 in equity and debt since May 1996, of which approximately $1.25 million of equity and debt has been raised since June 30, 1999.


Common Stock                                             March 1999   $ 110,000
Promissory Notes and Warrants              May 1999 - February 2000   $1,137,000
                                                                      ----------
                                                                      $1,247,000

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

The Company's current liabilities exceeded its current assets by $503,394 at March 26, 2000, compared to $3,733,044 at June 30, 1999. The Company had cash and short-term investments of $3,615,217 at March 26, 2000 compared to $165,459 at June 30, 1999. The primary reason for this increase in cash is the consolidation of Digital Creative Development Corporation Finance Statement. The capital that has been raised by Digital and not the Company and will be retained by Digital and used solely for Digital's operations and the acquisition and investment in companies that focus on the creation and delivery of broadband content. The Company had also incurred indebtedness in connection with (i) the conversion of past due amounts under certain leases to indebtedness and (ii) the repurchase of certain franchises, but several of such restaurants were unable to generate sufficient revenues to repay the indebtedness. During the nine month period ended March 26, 2000, the Company experienced negative cash flow which has adversely affected its liquidity. The lack of liquidity in the Company has adversely affected the Company's resturant operations.

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

The Company believes that it will need additional financing and working capital to finance its operations and capital expenditures. Although the Company has obtained additional financing in the past and believes it could meet its needs through either additional borrowings or the sale of additional equity, and the re-negotiation of the Company's accounts payable. There can be no assurance that the Company would be succeed in obtaining any such financing, or the terms such transactions could be effected, and that such strategy will be successful.

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

                               None

              Item 3           Defaults on Senior Securities

                               None

              Item 4           Submission of Matters to a Vote of Shareholders

                               None

              Item 5           Other Information

                               None

              Item 6           Exhibits and Reports on Form 8-K

                               From 8-K Filed March 27, 2000

                               Regarding Item 4 Changes in registrant's certifying accountants

                                   SIGNATURES

         In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ARTHUR TREACHER'S, INC.
                                                         (Registrant)


Date:  May 30, 2000                                 /s/  William F. Saculla
                                                   -------------------------
                                                         William F. Saculla
                                                         President and Chief
                                                         Financial Officer