Form 10KSB
period 2000-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2000-10-16
CIK 1016951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


                                  ANNUAL REPORT
             Under Section 13 or 15(d) of the Securities Act of 1934
                    For the Fiscal Year Ended June 30, 2000


                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
                       (formerly ARTHUR TREACHER'S, INC.)
                       ----------------------------------
                 (Name of Small Business Issuer in Its Charter)


                  UTAH                                         34-1413104
-------------------------------------------------------    ---------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


7400 Baymeadows Way, Suite 300, Jacksonville, Florida              32256
-------------------------------------------------------    ---------------------
(Address of Principal Executive Offices)                   (Zip Code)

        (904) 739-1200
-------------------------------
  (Issuer's Telephone Number)


Securities registered under Section 12(b) of the Act:

         Title of Each Class                    Name of Each Exchange on Which
         to be so Registered                    Each Class is to be Registered
         -------------------                    ------------------------------

         -------------------                    ------------------------------

         -------------------                    ------------------------------

Securities registered under Section 12(g) of the Act:

              Common Stock, $.01 par value
    ------------------------------------------------
                     (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year. $13,547,419
                                                                  -----------

         Shares outstanding.        16,600,484
                                    ----------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $16,966,848

         Note: if determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                                     PART I

         Item 1. Description of Business.
         Digital Creative Development Corporation (the "Company") is principally involved in two lines of business. The Company is engaged in the operation, franchising, ownership and development of "Arthur Treacher's Fish and Chip's" fast food restaurants. Commencing in February 2000, the Company established a subsidiary to become engaged in acquiring and investing in entities that create and provide entertainment content to both business and the consumer through digital broadband and conventional distribution platforms.

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

         In February 2000, the Company formed a subsidiary, Digital Creative Development Corporation, a Delaware corporation ("DCDC (Delaware)"), for the purpose of acquiring and investing in entities engaged in the creation of traditional entertainment content. In March 2000, the Company formed a subsidiary, Arthur Treacher's, Inc., a Delaware corporation ("ATI Delaware"). In August 2000, the Company, a Utah corporation, changed its name from Arthur Treacher's Inc. to Digital Creative Development Corporation. The Company intends to transfer all of its assets and liabilities related to its restaurant operations to ATI Delaware and to distribute all of its shares of ATI Delaware to its shareholders.

         RESTAURANT BUSINESS

         A. Overview

         On June 30, 2000 the Arthur Treacher's system consists of 170 restaurants, comprised of 27 Company owned restaurants and 62 independently owned and operated franchised locations and 81 franchise restaurants cobranded with Miami Subs, Corp. ("Miami Subs"), Nathan's Famous Hot Dogs and Pudgie's Famous Chicken. The restaurants are located in 13 states in the mid-western and eastern United States as well as Washington D.C. Puerto Rico and the province of Ontario, Canada. The Company's main product is its "Original Fish & Chips" product consisting of fish fillets coated with a special batter prepared under a proprietary formula, deep-fried golden brown and served with English-style chips and two corn meal "hush puppies". The Company's other products include chicken, shrimp, clams and an assortment of other seafood combination dishes.

         In August 1998 the Company commenced pursuing co-branding opportunities. On August 13, 1998, the Company entered into a co-branding licensing agreement with Miami Subs. Miami Subs offers fresh fast food including hot and cold submarine sandwiches, cheesesteak sandwiches and various ethnic foods. In August 1999 Nathans Famous Hot Dogs opened its first cobranded restaurant with Arthur Treacher's in Yonkers, New York.

         Franchise Expansion & Co-branding

         The Company intends to focus on franchising the Arthur Treacher's Fish & Chips brand restaurants and accelerate its cobranding expansion with Miami Subs, Nathans Famous Hot Dogs, Kenny Rogers Roasters and Pudgie's Famous Chicken. The targeted territories for franchise and cobrand expansion will primarily include New York, New Jersey, Delaware, Pennsylvania, Ohio, Michigan, Maryland, Washington D C, Florida and Ontario. The Company will continue to capitalize on the strength of its brand through franchising and cobranding. The cobranding programs with Miami Subs, Nathan's Famous Hot Dogs, Kenny Rogers Roasters, Pudgies Famous Chicken, Phillips Seafood and other approved quick serve and casual dining restaurant chains will continue to provide an additional source of franchise revenue.

         The Company seeks co-branding between two restaurant concepts when one concept provides a product or serves a demographic group that is underserved by the other. In addition, the Company will seek complementary concepts that offer different products to the same customers during different parts of the day. The Company looks to cobranding as an opportunity to add incremental revenue for each of its Fish & Chips restaurants systemwide.

         As of November 1997, the Company entered into a management agreement with Miami Subs as to one location and in August 1998, the Company entered into a co-brand license agreement with Miami Subs to put a limited Arthur Treacher's menu in Miami Subs units. As of June 30, 2000, 63 Miami Subs, 14 Nathans and 4 Pudgie's restaurants have co-branded with Arthur Treacher's.

         Arthur Treacher's receives royalties and initial franchise fees under each cobrand franchise agreement. The Company anticipates opening additional co-brand locations during the current fiscal year with each of its cobrand partners.

         o Expansion in Previously Exclusive Territory

         The Company acquired the exclusive development rights from its Canadian franchisee in December 1999 and has begun to seek franchises for the Ontario territory. The company intends to develop the Toronto market initially before expanding into other regions of Ontario. The growth plan will primarily be franchise expansion with additional emphasis on seeking cobrand partners with an established multi unit Canadian concept.

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

         The Company estimates the cost of opening a new restaurant at between $115,000 and $220,000 per restaurant (assuming the land and building are leased) depending upon factors such as the size of the restaurant, the lease, remodeling cost and local construction costs.

         Co-branding the Arthur Treacher's menu into another restaurant concept entails a conversion cost of approximately $25,000 to $35,000 depending on the existing restaurant equipment being used by the co-brand partner.

         By standardizing the construction and equipment procurement process of its restaurant network, the Company believes that it could develop the economies of scale in the design and site selection process for franchises. A supplementary benefit of such an expansion program could include proposals to arrange for regional or national equipment leasing and financing programs and the use of national or regional contractors to provide support for franchisees wishing to expand. There can be no assurance that such programs will be reached at terms acceptable to the Company.

         The Company's proposed expansion will be dependent on, among other things, attracting quality franchise candidates, the availability of suitable restaurant sites, negotiation of acceptable lease terms, timely development of such sites, obtaining landlords' consents to renovations, constructing or renovating restaurants, hiring of skilled management and other personnel, the general ability to successfully manage growth (including monitoring restaurants, controlling costs and maintaining effective quality controls) and the availability of adequate financing. In the case of franchised restaurants, the Company will be substantially dependent on the management skills of its franchisees. The Company does not anticipate opening any Company owned stores in the current fiscal year.

         (B) Marketing, Promotion and Advertising

         Core menu items

         Batter-dipped fish, chicken, shrimp and signature-cut potatoes (chips) continue to account for more than 75% of the Company's annual sales during the fiscal year ended June 30, 2000. Arthur Treacher's has built a strong brand awareness over the past 31 years with its core menu and anticipates increasing the marketing and promotion of the batter-dipped products. The Company's restaurants are designed to produce the batter-dipped products easily. Increasing the sales of already high volume products will improve product rotation and help ensure hot, fresh food for customers.

         The Company believes that batter-dipped food is a strong focus for the menu because, in part, batter-dipped food cannot be prepared easily at home. Most households do not have a deep fryer and a recipe for batter.

         Marketing  strategies

         Mall based stores are critical to the Company's success. Seventy percent of the Arthur Treacher systemwide revenue for the fiscal year ended June 30, 2000 was mall based. Therefore, marketing strategies are tailored to generate business in malls. If the tactics are feasible for freestanding stores, the marketing approach is expanded to the freestanding markets. Certain promotions developed for freestanding stores will not necessarily be successful in the mall locations. Freestanding locations can benefit substantially from external media (print, radio, television, direct mail and out of home). Purchasing external media to drive customers to a mall food court and to an Arthur Treacher's restaurant in that food court becomes cost efficient when the concentration of stores can adequately support the marketing cost of the external media. The geographic distribution of the Company's mall based and free standing stores permits the Company to design marketing programs for each region. Most of the Company's freestanding and mall locations are in separate markets. Northeast Ohio and Central Pennsylvania have most of the freestanding stores while the mall based Arthur Treacher's are located primarily in the New York to Philadelphia corridor and Florida.

         A local marketing training program for managers of Arthur Treacher's restaurants located in food courts has been implemented. One-day training classes have been held for the managers. The program is designed to enable and empower managers to market their store within the confines of the mall by capturing new customers, use fewer discounts and improve frequency of visits. Promotional tools have been provided to the managers. Managers are working with their supervisors and the marketing department to create marketing plans tailored to the needs of each store. Managers of freestanding locations are also being trained in local marketing techniques which are designed to reflect the different needs of freestanding stores.

         (C) Franchises

         As of June 30, 2000, the Company had 143 independently owned and operated franchised locations consisting of 62 traditional Arthur Treacher restaurants and 81 cobranded restaurants. The Company has three options for franchises: individual stores, cobranding and area development. Pursuant to its franchise agreement, the Company provides its franchisees with a method of operation, including trade secrets, technical knowledge, a supply distribution program and standards for customer service, quality control, decor, layout, signs and accounting systems. The Company also provides centralized advertising and cooperative advertising programs and an initial training program, which is required for franchisees. Each franchisee is required to spend a minimum of three percent of monthly gross sales on advertising. In addition, each franchisee must purchase certain private label proprietary food, paper supplies, equipment and signage from Company approved suppliers and distributors.

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

         Each franchisee is subject to a royalty fee of a maximum of six percent of the franchisee's gross sales, net of sales taxes and certain other adjustments, based upon sales reports at the end of each calendar month. In the fiscal year ended June 30, 2000, the Company received a total of $466,690 in franchise fees and royalty income. Franchisees fees vary primarily because of the age of the franchise contract, with an average royalty of about three percent. Reduced royalty fees have been granted by the Company for certain older franchise contracts and for franchisees who operate multiple units.

         As of October 14, 2000, franchisees operating four restaurants have either been notified of being in default for non-payment of royalties or are more than 90 days in default on royalty payments. The inability of the Company's franchisees to make payments on a timely basis will adversely affect the Company's liquidity and its operations.

         (D) Suppliers and Pricing

         Seafood prices, particularly the price of fish, are subject to supply problems due to environmental and economic factors. The Company is developing measures to minimize the effect on the Company.

         The Company's principal product is fish, currently the Company uses both pollack and cod. Other species are being tested as alternatives due to supply, price and availability. The Company and franchisees utilize one supplier for fish and one supplier for shrimp. For the fiscal year ended June 30, 2000, purchases of fish and shrimp accounted for approximately 20% and 7% of the Company's operating expenses, excluding occupancy costs, respectively. Such supplies and prices are subject to volatility. Seafoods of the quality sought by the Company tend to trade on a negotiated basis depending upon supply and demand at the time of purchase. Supply and price can be affected by multiple factors, such as weather, politics and economics in the producing countries. An increase in the prices of seafood, particularly fish, could have an adverse effect on the Company.

         The Company maintains relationships with certain seafood vendors in an effort to obtain seafood of the quality and in the quantity demanded by the Company's customers. These relationships enable the Company to maintain its supply of fish as well as affording the Company some price stability. The Company has sought to mitigate the effects of price volatility by entering into agreements with its principal fish suppliers to provide fixed prices for seafood products during the six months to one year duration of the contracts. Such fixed price agreements also help ensure the Company's supply of fish and enable the Company to reduce its supply costs. Although the Company anticipates that the agreements will be renewed on substantially the same terms as the current agreements, there can be no assurance that the new terms will not be more costly. However the Company believes that alternative suppliers of pollack, cod and other seafoods are available if the prices increase substantially. Management also intends to take advantage of changing technologies with respect to the "farming" and breeding of selected species of fish and seafood products, and currently purchases some fish products that are "farmed."

         The Company uses many individual suppliers for many of its significant non-seafood items. For example: potatoes, chicken, cups, shortening and proprietary fish batter and hushpuppy mix are each purchased from different suppliers under oral and written agreements which set the price for one year. All of the Company's supplies are delivered by such suppliers to one distributor who services the Company's restaurants from three distribution centers. Any disruption in supplies from such suppliers could temporarily have an adverse effect on the Company's operations, although the Company believes that the supplier could readily be replaced. Except with respect to the Company's proprietary products, franchisees can purchase such products from other suppliers or distributors, subject to the Company's prior approval.

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

         The Company has developed a concentration of restaurant locations in the food courts of regional shopping malls. The competition in the malls typically consists of the eight to fourteen different restaurant concepts in each food court. Each food concept generally serves a distinctive menu item which may compete, directly or indirectly, with the Company. There can be no assurance that the Company will continue to be able to compete effectively with such food concepts. Top competitors in food courts include Sbarros, Chik-fil-a, Philly Stations, a variety of small chains featuring Japanese, Chinese, Cajun and other ethnic foods. Major QSR chains such as McDonald's, KFC, Burger King, Wendy's, and Taco Bell are opening in food courts. The major chains benefit from broad consumer awareness generated by broadcast media. These concepts can dominate a food court.

         (F) Seasonality

         The Company derives a significant portion of its sales during the November/December (Christmas) and March/April (Easter) seasons, which are reflected in the Company's operating results for the second and third quarter. These seasonal effects are dependent upon the general retailing environment and customers' preference to shopping malls. Weather can have a significant affect on shopping in Northern climates. These areas can be significantly impacted by weather during December, January and February. Approximately 70% of the Company's systemwide net sales is derived from shopping malls. The Company derives approximately 15% of its total net sales from operations of the stores located in shopping malls during the holiday season.

         (G) Employees

         At September 30, 2000, the Company had approximately 300 employees. A total of approximately 245 employees are paid on an hourly basis and 55 employees receive a salary. Six of the Company's employees perform executive functions. Most of the Company's employees are employed at the Company's restaurants. The Company believes that the number of persons employed is adequate to conduct the Company's current level of operations.

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

         The Company is required to update its FTC disclosure document to reflect the occurrence of material events. The occurrence of any such events may, from time to time, require the Company to modify its disclosure documents within 90 days or stop offering and selling franchises until the document is so updated. There can be no assurance that the Company will be able to update its disclosure document or become registered to offer or sell franchises in certain states consistent with its expansion plans or that the Company will be able to comply with existing or future franchise regulations in any particular state, any of which could have an adverse effect on the Company.

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

         (J) Pudgies Famous Chicken

         On October 2, 2000, ATI (Delaware) executed an agreement to purchase all of the outstanding capital stock of the entities which own and act as franchisor of the Pudgies Famous Chicken chain of fast food chicken restaurants. Pudgies consists of 32 restaurants in the New York tri-state metropolitan area, including 12 company owned stores and 20 franchises. The purchase price will be 20% of the issued and outstanding stock of ATI (Delaware). Mr. Jeff Bernstein, the Chief Executive Officer of Pudgies, will become Chief Executive Officer and President of ATI (Delaware). The acquisition is scheduled to close in October 2000.

         ENTERTAINMENT BUSINESS

         The Company intends to acquire and make investments primarily in traditional entertainment content entities. To date, the Company's investments have been made through its subsidiary, DCDC (Delaware). The Company's entertainment business is headquartered in New York, New York. The Company's strategy is to acquire and invest in entities which provide comprehensive services to a wide variety of entertainment and other related businesses and for general public consumption. DCDC seeks strategic alignments with these business entities to focus on creative services (i.e., original content production; web design; advertising; brand marketing; etc.) resulting in revenue generation from motion pictures; television; animation; product endorsement and sales; and licensing and syndication. Content is intended to be delivered to both business and the consumer through digital broadband and conventional distribution platforms.

         Investments:
         ------------

                  DCDC (Delaware) has made the following investments through September 30, 2000:

         (a) Our Yearbook Corp. is a portal site for high school and college yearbooks on the Internet. DCDC (Delaware) invested $450,000 for 450,000 shares of preferred stock of Our Yearbook Corp. DCDC (Delaware) has also extended three loans for an aggregate principle amount of $160,000. Our Yearbook Corp., subsequently filed for protection under the federal bankruptcy laws. DCDC (Delaware) has established allowances in the amount of $610,000 in the financial statements.

         (b) Interactive Pager Media, Inc. is a provider of wireless interactive pager services in the United States. DCDC (Delaware) invested $1,000,000 for 122,100 shares of preferred stock of Interactive Pager Media, Inc.

         (c) Thinking Tools, Inc. is a provider of Internet services. DCDC (Delaware) invested $300,000 for 600,000 shares of common stock of Thinking Tools, Inc.

         (d) Liquor.com, Inc. is an internet site for information related to the alcohol beverage industry. Consumers can also purchase wine, champagne, spirits, accessories and industry-related items. DCDC (Delaware) loaned Liquor.com $250,000 under a promissory note which is convertible into 71,023 shares of common stock and a warrant exercisable for 35,511 shares of common stock.

         (e) Made MyWay.com, Inc. is a provider of Internet based digital printing services. DCDC (Delaware) invested $1,200,000 for 1,200,000 shares of common stock of MadeMyWay.com.

         (f) Heavy.com, Inc. is a digital entertainment company with a focus on original content creation. DCDC (Delaware) has extended a loan of $500,000 to the company. DCDC (Delaware) also has warrants to purchase 63,450 shares of common stock of Heavy.com Inc. at $7.47 per share.

         The investments in both Yearbook and Made MyWay.com, Inc. grant DCDC (Delaware) the right to elect a nominee to the Boards of Directors of these two companies.

         None of the investments to date exceed 15% of the voting stock of the portfolio companies. Although the Company intends to purchase a minimum of 20% of the outstanding voting stock and have a controlling interest in its portfolio companies, the Company may purchase lower percentage interests from time to time. The Company intends to structure its investments so that it will not be engaged primarily in the business of investing, reinvesting or trading in securities and will not be classified as an investment company withing the meaning of the Investment Company Act of 1940.

Pending Acquisitions
--------------------

The Company entered into a definitive agreement in August 2000 to acquire the television production company EYECANDY, Inc. in exchange for stock in the Company. EYECANDY, Inc. is a programmer which is approved by Chinese television authorities for broadcast to China. The transaction includes EYECANDY's Asian prime time weekly television show, America In 60 Minutes. The Company and EYECANDY intend to bring United States programming to China and Chinese programming to the United States.


Item 2. Description of Property.

The Company's principal executive offices are located at 7400 Baymeadows Way, Jacksonville, Florida 32256. The Company rents its 5,100 square feet of headquarters space for an annual rent of approximately $96,000 pursuant to a lease which expires on December 31, 2000.

The Company's 27 restaurants are leased by MIE Hospitality, a wholly-owned subsidiary of the Company. In addition, with respect to five leases, the Company either guarantees the obligations of franchisees or leases the properties and subleases them to franchisees. The Company's free standing restaurants are each approximately 2,000 square feet and the Company's restaurants located in malls are each approximately 400 to 1,100 square feet.

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

                              Leases Subject
                               to Guarantees
     Number of Leases           or Subleases             Expiration Date
     ----------------           ------------             ---------------

           3                         0                      2000
           3                         8                      2001
           3                         5                      2002
           7                         5                      2003
           8                         3                      2004
           3                         4                      Thereafter



         Item 3. Legal Proceedings

         ATAC Corporation and Patrick Cullen v. Arthur Treacher's, Inc. and James Cataland, Case No. 1:95CV 1032, In the U.S. District Court, Northern District, Ohio Eastern Division; filed May 9, 1995. On November 16, 1994, Arthur Treacher's terminated the agency agreement of a Regional Development Representative, ATAC Corporation, on the grounds that ATAC breached the agreement by assigning the agency agreement to a third party without the consent of Arthur Treacher's. ATAC claims that the Company was aware of and consented to the third-party assignment. The Company is unaware of any document signed by a properly-authorized representative of the Company formally authorizing or consenting to the assignment. On May 9, 1995, ATAC filed the action and alleged that the Company terminated the contract without cause, tortuously interfered with other business relationships, committed wrongful conversion of the territory and committed restraint of trade and price-fixing, breach of contract, fraud, and violations of RICO. ATAC originally demanded a minimum of $2,750,000 in compensatory damages and $6,000,000 in punitive damages. In response to the original complaint, the Company filed a motion to dismiss all of the claims. In addition, the Company filed a counterclaim against ATAC seeking a Declaratory Judgment that ATAC does not have a service contract with the Company in certain areas which the Company does business, that ATAC has committed breach of contract and that the Company is entitled to indemnification for previous lawsuits which have occurred because of the actions of ATAC on behalf of the Company. ATAC has twice amended the claims and allegation of the original complaint. In the Third Amended Complaint, ATAC asserts claims against the Company and the Company's former President, James Cataland, for fraud, breach of contract, tortuous interference with contract, violations of the Ohio Business Opportunity Act, violations of the Ohio Consumer Sales Practices Act and breach of fiduciary duty. ATAC seeks in excess of $10,000,000 in compensatory, punitive, and statutory damages from the Company. In response to the Third Amended Complaint, the Company in 1997 filed a Motion to Dismiss ATAC's claims for breach of fiduciary duty and under the Consumer Sales Practices and Business Opportunity Acts. The Company also requested that the district court dismiss the claim against the Company's former President. The Company in 1998 filed Motions for Summary Judgment on behalf of itself and the Company's former President with respect to all of ATAC's claims (except breach of contract) and requested that the court refer the remaining contract claim to binding arbitration. The Court granted the Company's Motion to Stay the lawsuit pending arbitration and the ruling is presently the subject of an appeal to the Sixth Circuit Court of Appeals. The parties submitted briefs to the Sixth Circuit between July and October of 1999 and a hearing was held in June 2000. The Sixth Circuit should hand down its decision within the next few months.

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


         Item 4. Submission of Matters to a Vote of Security Holders.

         In August 2000, the Company's Shareholders approved an amendment to the Company's Articles of Incorporation which: (i) changed the Company's name to Digital Creative Development Corporation and (ii) increased the number of authorized shares of Common Stock to 75,000,000.

                                     PART II

         Item 5. Market for Common Equity and Related Stockholder Matters.

         The following table sets forth the high and low prices for the periods indicated as reported by the National Daily Quotation Service, Inc. between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. As of September 30, 2000, the closing bid price was $1.3438 per share.

                                           Low               High
                                           ---               ----
         1999 Fiscal Year:
         -----------------

         First Quarter                    0.563              2.625
         Second Quarter                   0.594              1.125
         Third Quarter                    0.375              0.969
         Fourth Quarter                   0.313              0.813

         2000 Fiscal Year:
         -----------------

         First Quarter                    0.313              0.438
         Second Quarter                   0.250              0.469
         Third Quarter                    0.344              4.467
         Fourth Quarter                   1.250              3.938

         2001 Fiscal Year
         ----------------

         First Quarter                    1.313              2.500

The Common Stock is recorded on the NASD Bulletin Board with the symbol DCDC. As of June 30, 2000, the number of record holders of the Company's Common Stock was 458.

Dividends

In November and December 1997, the Company consummated a private placement with respect to equity units consisting of shares of its Series C Preferred Stock and warrants to purchase shares of common stock for aggregate proceeds of $990,000. The Company sold 9,900 shares of Series C Preferred Stock with warrants to purchase 148,500 shares of common stock attached. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time. The holders of the preferred stock are entitled to a cumulative dividend of 10 percent per annum, payable semi annually, if and when the Board declares a dividend. On September 28, 1998, the Company sold 4,000 shares of Series D preferred stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $400,000. The preferred stock is convertible into 400,000 shares of common stock. The holders of the preferred stock are entitled to a cumulative dividend of 15 percent per annum, payable semi annually, if and when the Board declares a dividend.

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

Results of Operations

         The Company implemented a restructuring strategy in January 1999 which focused on improving cash flow and profitability by franchising or selling certain company owned restaurants, franchise sales, cobranding and introducing a retail product line for major supermarkets chains. As a result of the restructuring, "Earnings before Interest, Depreciation and Amortization" for Arthur Treacher's Inc., the restaurant division increased $2,433,000 or 100.1% to $3,000 for Fiscal Year Ended June 30, 2000 as compared to ($2,430,000) for Fiscal Year Ended 1999.

The implementation of the strategy has improved the operating cash flow and profitability of the Company as illustrated in the financial summary below.

         -----------------------------------------------------------------------
                             Arthur Treacher's Inc.
                             (Restaurant Division)
                            Statement of Operations
                             For Fiscal Years Ended

                                            June 30, 2000     June 30, 1999
         (in thousands)
         Total Revenue                        $ 13,547          $ 21,532
         *Net Loss                              (1,132)           (5,846)
         Adjustments
         -----------
         Add: Depreciation & Amortization          691             1,204
              Impairment of Assets                 215             2,037
              Interest                             229               176
                                              --------          --------
         EBITDA                               $      3          $ (2,430)

         EBITDA   - Earnings before Interest, Taxes, Depreciation and
                  Amortization
         *        Excluding stock option compensation for DCDC (Delaware) key employees
         -----------------------------------------------------------------------

         The following discussion includes the following periods: (i) the fiscal year ended June 30, 2000 ("Fiscal 2000") and (ii) the fiscal year ended June 30, 1999 ("Fiscal 1999") and (iii) the fiscal year ended June 30, 1998 ("Fiscal 1998"). The financial results of the Company have been audited as of the full fiscal years ended June 30, 2000, June 30, 1999 and June 30, 1998.

Fiscal 2000 and Fiscal 1999

The Company's reported total revenues of $13,547,419 for Fiscal 2000, reflecting a decrease of 37.1% or $7,984,410, compared to $21,531,829 for Fiscal 1999. The decrease is primarily attributed to the franchising of 27 Company owned restaurants and the lease termination of two restaurants in Fiscal 2000 compared to the same period in the previous fiscal year.

The Company recognized a decrease in net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) of 41.1% or $8,042,217, to $11,534,144 for the fiscal year ended June 30, 2000, compared to $19,576,361 for the fiscal year ended June 30, 1999. The decrease is primarily attributed to the franchising of 27 Company owned restaurants and the lease termination of two restaurants in Fiscal 2000 compared to the same period in the previous fiscal year. While total net sales decreased 41.1%, same store net sales comparisons for stores operated for the full twelve months, decreased by 2.0% or $217,878 to $10,900,615 for the Fiscal 2000, compared to $11,118,493 for the Fiscal 1999.

Franchise and other income increased 48.3% or $466,270 to $1,447,733 for Fiscal 2000, compared to $964,468 for Fiscal 1999. The increase was partially due to the timeliness of the receipt of marketing allowances from the Company's suppliers, and the amortization of the excess conversion funds from the change in the Company's major supplier. Other income form this conversion fund increased $242,253 to $323,004 for the Fiscal 2000 compared to $80,751 for the Fiscal 1999.

Also the Company's franchise fees and royalty fees increased $110,914 or 31.2% to $466,690 for Fiscal 2000, compared to $355,776 for Fiscal 1999. The increase was primarily due to the increase in the opening of Co-branded restaurants throughout the year. Also the Company earned $44,629 from interest associated its subsidiary, DCDC (Delaware) for Fiscal 2000, compared to zero for the Fiscal 1999.

Cost of sales from restaurant operations for Fiscal 2000 increased by .4% to 35.2% on net restaurant sales compared to 34.8% for Fiscal 1999. The increase in cost of sales percentage is primarily a result of low sales volumes in many of the restaurants subsequently sold during the restructuring. The Company's total costs and expenses decreased 37.5% or $9,960,799 to $16,610,349 for Fiscal 2000 compared to $26,571,148 for Fiscal 1999. The decrease is primarily attributed to the franchising of 27 Company owned restaurants and the lease termination of two restaurants in Fiscal 2000 compared to the same period in the previous fiscal year. Included in the Company's total costs was a decrease attributed to the recognition of an asset impairment charge as required by SFAS No. 121" Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in Fiscal 2000 SFAS NO 121 decreased by 89.4% or $1,821,451 to $215,504 compared to $2,036,995 in Fiscal 1999.

General and administrative expense decreased $441,432 or 23.2% to $1,464,007 Fiscal 2000, compared to $1,905,439 Fiscal 1999. The decrease is primarily attributed to the franchising of 27 Company owned restaurants and the lease termination of two restaurants in Fiscal 2000 compared to the same period in the previous fiscal year. General and administrative expenses would have been lower if not for the expenses incurred by DCDC (Delaware) in the amount of $263,385 for the fiscal year ended June 30, 2000, compared to zero for the fiscal year ended June 30, 1999. Without these charges from Digital Creative Development Corporation, general and administrative expenses would have decreased $704,817 or 37.0% to $1,200,622 for Fiscal 2000, compared to $1,905,439 for Fiscal.

Interest expense increased $53,153 or 30.2% to $228,880 for Fiscal 2000, compared to $175,727 for Fiscal 1999. The increase in interest expense was due to new debt taken on by the Company.

Depreciation and amortization decreased 42.6% or $513,089 to $691,232 for Fiscal 2000, compared to $1,204,321 for Fiscal 1999. The decrease is primarily attributed to the franchising of 27 Company owned restaurants and the lease termination of two restaurants in Fiscal 2000 compared to the same period in the previous fiscal year.

The undeclared preferred stock dividends increased $56,830 or 55.5% to $159,220 in Fiscal 2000 compared to $102,390 in Fiscal 1999. The increase is primarily attributable to the Series D Preferred Stock issued in September 1998.

Other expenses increased $36,845 or 5.7% to $675,000 in Fiscal 2000 compared to $638,515 in Fiscal 1999. Of the increase the Company recognized an unrealized loss of $450,000 from an investment and bad debt expense of $210,000 by DCDC (Delaware) for the Fiscal 2000, compared to zero for the Fiscal 1999. If these expenses were not incurred by DCDC (Delaware), other expenses would have decreased by $623,515 or 97.7% to $15,000 in Fiscal 2000 compared to $638,515 in Fiscal 1999.

As a result of the foregoing particularly the franchising of 27 Company owned restaurants and the lease termination of two restaurants in Fiscal 2000 the Company's net loss (before preferred dividends) decreased $2,277,373 or 39.0% to $3,569,346 for Fiscal 2000, as compared to a net loss (before preferred dividends) of $5,846,719 for the Fiscal 1999. Excluding the net loss (before preferred dividends) from DCDC (Delaware) of $878,756 and the stock option compensation expense of $1,931,000 issued by Arthur Treachers, Inc. for DCDC (Delaware) key employees, the Company's net loss (before preferred dividends) would have decreased $5,087,129 or 87.0% to $759,590 for Fiscal 2000, as compared to a net loss (before preferred dividends) of $5,846,719 for the Fiscal 1999.


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

Franchise and royalty income increased $110,914 or 32.0% to $355,776 for Fiscal 1999 primarily due to the co-brand expansion program with Miami Subs. The co-brand expansion program with Miami Subs produced $ 28,765 in royalty income and $ 57,500 in initial franchise fees for Fiscal 1999, compared to zero in the same period last year.

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

Liquidity and Capital Resources

The Company has financed its restaurant operations principally from revenues derived from Company owned restaurants, franchise income and private placements of equity and debt. The Company has raised approximately $12,000,000 in equity and debt since May 1996, of which approximately $1.9 million of equity and debt has been raised since September 1998.

Private Placement of Promissory Notes and Warrants   September 1998   $  200,000
Preferred Stock "Series D"                           September 1998   $  400,000
Common Stock                                             March 1999   $  110,000
Promissory Notes and Warrants                May 1999-February 2000   $1,137,000
Warrants                                                  July 2000   $   48,250
                                                                      ----------
                                                                      $1,895,250

The Company's current assets exceeded its current liabilities by $4,238,752 at June 30, 2000, compared to current liabilities exceeding its current assets by $3,733,044 at June 30, 1999. The Company had cash and short-term investments of $8,239,351 at June 30, 2000 compared to $165,459 at June 30, 1999. The primary reason for this increase in cash is the consolidation of DCDC (Delaware)financial statement. The capital that has been raised by DCDC (Delaware) and not the Company, and will be retained by DCDC (Delaware) and used solely for DCDC (Delaware) operations and the acquisition and investment in companies and technologies that focus on the creation and delivery of entertainment content. The Company had also incurred indebtedness in connection with (i) the conversion of past due amounts under certain leases to indebtedness and (ii) the repurchase of certain franchises, but several of such restaurants were unable to generate sufficient revenues to repay the indebtedness. During the Fiscal 2000, the Company experienced negative cash flow which has adversely affected its liquidity. The lack of liquidity in the Company has adversely affected the Company's restaurant operations.

The management of the Company has reduced certain costs by renegotiating various vendor contracts and continues to seek opportunities to reduce the Company's operating costs. The Company engages in contract negotiations with certain suppliers to reduce the Company's cost of goods sold and improve the Company's liquidity.

On September 30, 1999, the Company executed promissory notes for an aggregate principal amount of $289,000 from certain shareholders and board members. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 1,541,333 shares of common stock at $.21 per share on September 30, 2000. Also 481,667 warrants are attached to this debt at an exercise price of $.30 per share, which warrants are exercisable through September 30, 2004.

On October 21, 1999, the Company executed promissory notes for an aggregate principal amount of $221,000 from certain shareholders and board members. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 1,178,667 shares of common stock at $.21 per share on October 21, 2000. Also 368,333 warrants are attached to this debt at an exercise price of $.30 per share, which warrants are exercisable through October 21, 2004.

On December 1, 1999, the Company executed promissory notes for an aggregate principal amount of $50,000 from Bruce Galloway the Company's CEO and Chairman of the Board. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 200,000 shares of common stock at $.28 per share on December 1, 2000. Also 65,789 warrants are attached to this debt at an exercise price of $.38 per share, which warrants are exercisable through December 1, 2004.

On January 5, 2000, the Company executed promissory notes for an aggregate principal amount of $50,000 from Skuli Thorvaldsson, a Director of the Company. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 200,000 shares of common stock at $.28 per share on January 5, 2001. In conjunction with the notes, the Company issued 65,789 warrants are attached to this debt at an exercise price of $.38 per share, which warrants are exercisable through January 5, 2005.

On February 5, 2000, the Company secured 12% promissory notes which generated $345,000 from certain shareholders and board members. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into 1,610,000 shares of common stock at $.24 per share on February 5, 2001. In conjunction with the notes, 575,000 warrants are attached to this debt at an exercise price of $.30 per share, which warrants are exercisable through February 5, 2005.

The Company believes that it will need additional financing and working capital to finance its restaurant operations. The Company has obtained additional financing in the past and believes it could meet its needs through either additional borrowings or the sale of additional equity, franchising of company-owned restaurants and the re-negotiation of the Company's accounts payable. However,can be no assurance that the Company would be succeed in obtaining any such financing, or the terms such transactions could be effected, and that such strategy will be successful. If the Company's strategy is unsuccessful there is substantial doubt about the restaurant operations continuing as a going concern.

In the event that the Company's intended transfer of its assets and liabilities related to its restaurant operations to ATI Delaware and distributes all of its shares of ATI Delaware to its shareholders, the Company may still remain liable for some of such liabilities.

Digital Creative Development Corporation (Delaware)

In Fiscal 2000, DCDC (Delaware) completed a private placement of approximately $11,900,000 shares of common stock for aggregate gross proceeds of $11,900,000. Each share is convertible into one share of Common Stock of the Company. The funds were raised solely for the pupose of investing in and acquiring companies that create and deliver entertainment content. As of June 30, 2000 DCDC (Delaware) had cash on hand of $8,263,210. DCDC (Delaware) believes that the proceeds of the offering will be sufficient to finance its operations through Fiscal 2000.


Item 7. Financial Statements.

         The financial statements are filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants.

         On February 20, 2000, Lytkowski & Company LLP (the "Former Accountant") was notified by Arthur Treacher's Inc. (the Company") that the client-auditor relationship had ceased. The Former Accountant had served as the Company's independent public accountant prior to its resignation. The Former Accountant's report on the financial statements for the past ten months did not contain an adverse opinion or a disclaimer of opinion. There were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

                  The Company engaged Davis Monk & Company to replace the Former Accountant as the Company's independent certifying public accountant.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

     Name                      Age                   Position
     ----                      ---                   --------

Bruce R. Galloway               43         Chairman of the Board and
                                           Chief Executive Officer

Skuli Thorvaldsson              59         Vice Chairman of the Board

William F. Saculla              49         President, Chief Financial Officer,
                                           Secretary, Director

Donald Perlyn                   57         Director

Maurice Sonnenburg              64         Director

Evan Binn                       61         Director

Ralph Sorrentino                48         Director

Sigurour Jon Bjornsson          34         Director


Directors

Bruce R. Galloway. Mr. Galloway has been Chief Executive Officer since May 1998 and Chairman of the Board of Directors since May 1996. Mr. Galloway is currently a managing director of Burnham Securities Inc., an NASD Broker/Dealer and investment bank based in New York. Prior to joining Burnham in 1993, Mr. Galloway was a senior vice president at Oppenheimer & Company, an investment bank and NASD Broker/Dealer based in New York, from 1991 through 1993. Mr. Galloway holds a B.A. degree in Economics from Hobart College and an M.B.A. in Finance from New York University's Stern Graduate School of Business.

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

Donald Perlyn. Mr. Perlyn was elected to the Board of Directors in November 1998. Mr. Perlyn Joined Miami Subs Corporation in May of 1989. In addition to being an attorney, he is a 32 year veteran of the of the restaurant industry with extensive experience in restaurant development, operations and franchising. Since 1989, Mr. Perlyn has been responsible for the development and growth of the Miami Subs Grill concept. Mr. Perlyn was promoted to the position of President of Miami Subs Corporation in July of 1998. In October of 1999, Miami Subs Corp. was acquired by Nathan's Famous Inc. As a result of this acquisition, Mr. Perlyn, in addition to his responsibilities at Miami Subs, assumed the position of Executive Vice President of Nathan's Famous, Inc. He is also a member of the Board of Directors of Nathan's Famous, Inc.

Maurice Sonnenberg. Mr. Sonnenberg was elected to the Board of Directors in November 1998. Mr. Sonnenberg has served as an advisor to five United States Presidential Administrations on matters of finance, international trade, foreign policy and intelligence matters. Among his vocational activities he presently serves as the Senior International Advisor to the investment banking firm of Bear Stearns & Co. Inc. and as the Senior International Advisor to the law firm of Manatt, Phelps and Philips, LLP (with offices in Washington DC and Los Angeles).

Evan Binn. Mr. Binn was elected to the Board of Directors in November 1998. Mr. Binn received his bachelors degree from University of California at Los Angeles and is A Certified Public Accountant in California. He is a member of the California Society of Certified Public Accountants and has maintained a practice in Los Angeles, CA for thirty seven years.

Sigurour Jon Bjornsson. In March 2000, Mr. Bjornsson was elected to the Board of Directors. Mr. Bjornsson currently serves as Vice President and Financial director of EFA Venture Inc. a venture capital firm. Mr. Bjornsson also serves on a number of corporate boards in Iceland, including: Icebird Airline; Scandinavian Pizza Company; New Industries; and Betware.com Ltd Mr. Bjornsson graduated from the University of Iceland with a BS major in Business Finance in 1993.

Ralph Sorrentino Mr. Sorrentino serves as President and Chief Executive Officer of Digital Creative Development Corporation (Delaware). Mr. Sorrentino oversees the implementation of the Company's business strategies. Prior to joining DCDC (Delaware), Mr. Sorrentino served as Chief Financial Officer of Liberty Digital, Inc. and its predecessor, TCI Music, where he oversaw corporate transactions and managed operations and senior staff. His media career began in 1992 with Bohbot Entertainment and Media, where he served as President and Chief Operating Officer and supervised the company's television property development, strategic planning and acquisition/investment activities.

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


         (a) Summary Compensation Table



Annual Compensation                                   Awards Payouts    Payouts                  Long-Term Compensation
-------------------                                   --------------    -------                  ----------------------

Name and Principal                                      Other Annual    Restricted        Securities         LTIP      All Other
Position                Year    Salary         Bonus    Compensation    Stock Award(s)    Underlying         Payouts   Compensation
                                                                                          Options/SARs

Bruce Galloway          2000    $-0-           0.00     $0.00           0.00              311,329.           $0.00          0
Chairman, CEO

                        1999    $110,000.00    0.00     $0.00           0.00              10,000.            $0.00          0


                        1998    $ 20,000.00    0.00     $0.00           0.00              255,000.           $0.00          0
                                                                                          Shares of Common
                                                                                          Stock

William F. Saculla      2000    $ 95,000.00    0.00     $0.00           0.00              10,000.00          $0.00          0
President,
Treasurer

                        1999    $ 95,000.00    0.00     $0.00           0.00              10,000.00          $0.00          0


                        1998    $ 78,000.00    0.00     $0.00           0.00              0.00               $0.00          0
                                                                                          shares of Common
                                                                                          Stock

         (b) Option/SAR Grants in Last Fiscal Year -


                       Number of Securities          Percent of total
                       Underlying Options/SARs       options/SARs granted to        Exercise or base price      Expiration Date
Name                   granted                       employees in fiscal year

Bruce Galloway              10,000                            3.1%                          $0.39                    3/16/05

Bruce Galloway              36,928                           11.5%                          $0.41                    7/20/04

Bruce Galloway              39,862                           12.4%                          $0.38                    8/20/04

Bruce Galloway              44,040                           13.7%                          $0.34                    9/20/04

Bruce Galloway              47,604                           14.8%                          $0.32                    10/20/04

Bruce Galloway              37,212                           11.6%                          $0.40                    11/20/04

Bruce Galloway              40,850                           12.7%                          $0.37                    12/20/04

Bruce Galloway              42,265                           13.2%                          $0.35                    01/20/05

Bruce Galloway               8,621                            2.7%                          $1.74                    02/20/05

Bruce Galloway               3,947                            1.2%                          $3.80                    03/20/05

Bill Saculla                10,000                            3.1%                          $0.39                    3/16/05

         (c) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                        Shares acquired        Value Realize           Number of Unexercised       Value of unexercised in-
Name                    on exercise            Value Realize           options/SARs                the-money options/SARs
                                                                       at June 30, 2000            at June 30, 2000

Bruce Galloway          0                      0                       1,310,784 options           $1,704,787 Exercisable

                                                                       1,310,784 Exercisable


Consulting Agreement

The Company, DCDC (Delaware), Mr. Sorrentino, Digital and RJS Consulting Corp., an affiliate of Mr. Sorrentino, executed a consulting agreement dated as of May 1, 2000. The Consulting Agreement provides, in part, for Mr. Sorrentino, acting through RJS Consulting Corp., to serve as Chief Executive Officer and President of DCDC (Delaware) Mr. Sorrentino became Chief Executive Officer and President of DCDC (Delaware) effective July 1, 2000. Mr. Sorrentino receives a base annual fee of $250,000 for an initial term of 30 months. The term is renewable for additional one year periods unless either party determines to terminate the agreement on not less than 180 days notice prior to the end of the then current term. The fee for any extended term shall not be less than 120% of the fee for the 12 month period preceding the extension. Mr. Sorrentino will become Chief Executive Officer and President of the Company .

Contemporaneously with execution of the Consulting Agreement, the Company granted Mr. Sorrentino options (the "Options") to purchase 5,000,000 shares of Common Stock pursuant to a Stock Option Agreement between the Company and Sorrentino. Mr. Sorrentino received Options to purchase 5,000,000 shares of Common Stock at an exercise price of $.37 per share pursuant to the Stock Option Agreement between the Company and Sorrentino. The Options are exercisable through September 30, 2007.

The amount of shares issuable upon exercise of the Options and the exercise price are subject to adjustment under certain circumstances. In the event that Mr. Sorrentino's retention under the Consulting Agreement is terminated by Mr. Sorrentino other than for "Good Reason" (as defined in the Consulting Agreement) or is terminated by Digital with "Cause" (as defined in the Consulting Agreement) at any time prior to October 1, 2002, then Mr. Sorrentino shall forfeit that number of Options (to the extent not previously exercised) equal to the product of 100,000 times the number of months between the date of termination and October 1, 2002. Grounds for termination for "Cause" by DCDC (Delaware) and "Good Reason" by Mr. Sorrentino, include, but are not limited to, a breach by the defaulting party of the material terms of the Consulting Agreement which is not cured within 30 days notice by the non-defaulting party.

In the event that Mr. Sorrentino's retention under the Consulting Agreement is terminated by Mr. Sorrentino for Good reason or is terminated by DCDC (Delaware) without "Cause" then Mr. Sorrentino may exercise all outstanding Options at an exercise price of $.01 per share. At any time after DCDC (Delaware) terminates Mr. Sorrentino's employment other than for Cause and at any time after Mr. Sorrentino terminates his employment for Good Reason, Mr. Sorrentino may require DCDC (Delaware) to repurchase any Options held by Mr. Sorrentino which are not subject to forfeiture and any Shares previously issued to Mr. Sorrentino upon exercise of any Options, upon written notice (the "Put Notice") to DCDC (Delaware) of Mr. Sorrentino's election to require the Company to effect such repurchase. The purchase price (the "Purchase Price") for each such Option and each such share of Common Stock (a "Share") shall be the greater of (x) the average of the closing prices of a board lot of Shares traded on the Company's principal listed exchange for the thirty (30) trading days immediately preceding the purchase date or (y) the closing price of Shares on such exchange on the date of the Put Notice. The payment of the Purchase Price shall be effected as follows:

         (i) If 25% of the average cash balances held by DCDC (Delaware) over 90 days.
         ("Available Cash") is in excess of the amount of the Purchase Price, the Company shall pay the entire Purchase Price in cash;

         (ii) If DCDC (Delaware) has less Available Cash than the Purchase Price, then, if Mr. Sorrentino is legally able to publicly to sell such Options or Shares, DCDC (Delaware) shall cooperate with Mr. Sorrentino in effecting such sale and pay to Mr. Sorrentino the difference between (a) the average of the closing prices of a board lot of Shares traded on the Company's principal listed exchange for the thirty (30) trading days immediately preceding the date of sale and (b) the price at which Mr. Sorrentino was able to effect such sale. The payment by DCDC (Delaware) of such difference shall be made in cash, to the extent of Available Cash, plus the balance in the form of either, at Mr. Sorrentino's election, (x) a promissory note with a term of 30 months bearing interest at the prime rate plus 300 basis points and otherwise in form and substance satisfactory to Mr. Sorrentino or (y) additional Shares or (c) any combination of such a Promissory Note and additional Shares.

Under the terms of the Consulting Agreement, the Company agreed to assume and be primarily liable for and shall indemnify Mr. Sorrentino against up to $2,500,000 of indebtedness incurred by Mr. Sorrentino for any legal purpose. Upon consummation of an offering by the Company of a financing of debt and\or equity of a minimum of $20,000,000, The Company agreed to loan to Mr. Sorrentino the difference between $2,500,000 and the aggregate amount of the Assumed Debt (the "Loan"). The Loan shall be evidenced by a promissory note bearing interest at 6% per annum in form satisfactory to DCDC (Delaware) and Mr. Sorrentino with a maturity date of October 1, 2002(the "Maturity Date"). The Loan shall be secured by a first priority security interest in the Options and any Shares issued upon exercise of the Options which, at a valuation of $.50 per share, secures performance by Mr. Sorrentino of his obligations under the Consulting Agreement through the Maturity Date. Upon the issuance of any shares of Common Stock upon exercise of any Options, Mr. Sorrentino shall deliver the stock certificates representing such shares to DCDC (Delaware) to be held as security. Upon the issuance of any shares of Common Stock upon exercise of the Options, the shares will be deposited as pledged securities in favor of DCDC (Delaware) in a brokerage account subject to a customary account control agreement. Under certain circumstances, the Loan and the Assumed Debt shall be forgiven by The Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of October 2, 2000, with respect to officers, directors and persons who are known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Shareholder                                     Shares             Percentage
-------------------------------------------------------------------------------

Ralph Sorrentino (1)                           5,743,332              25.7
Bruce R. Galloway (2)                          3,830,162              19.9
NTS Financial Services Ltd. (3)                2,722,873              14.6
Burnham Internationl Inc. (4)                  2,500,000              13.1
Fred Knoll (5)                                 2,438,818              13.5
Evan Binn and Ronna Binn (6)                   1,908,624              10.7
Magee Industrial
    Enterprises, Inc. (7)                      1,245,887               7.2
EFA Ventures, Inc. (8)                         1,199,980               6.7
Martin Wade (9)                                1,000,000               5.7
Skuli Thorvaldsson (10)                          760,000               4.4
William Saculla (11)                              84,242                .5
Donald Perlyn (12)                                81,667                .5
Maurice Sonnenberg (13)                           50,000                .3
Sigurdur Jon Bjornsson (14)                       10,000                .1

Officers and Directors as a Group (15)        12,998,221              47.5

Total Outstanding Shares                      16,600,484

Notes

1.            Mr. Ralph Sorrentino is the President and Chief Executive
              Officer of DCDC (Delaware). Includes warrants to purchase 83,333 shares of Common Stock which are exercisable at an exercise price of $.30 per share through October 21, 2004; (ii) warrants to purchase 83,333 shares of Common Stock which are exercisable at an exercise price of $.60 per share through February 5, 2005; (iii) warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $.39 per share through March 16, 2005; (iv) warrants to purchase 5,000,000 shares of Common Stock which are exercisable at an exercise price of $.37 per share through May 1, 2005; (v) promissory note convertible into 266,666 shares of Common Stock at a conversion price of $.21 per share on October 21, 2000. Excludes a promissory note convertible to 233,333 shares of Common Stock at a conversion price of $.24 per share on February 5, 2001. Includes 300,000 shares of common stock held in DCDC (Delaware) that is convertible into 300,000 shares at Common Stock of the Company at the option of the holder thereof or the Company.

(2)           Mr. Bruce R. Galloway is the Chairman of the Board of the Company.
              Includes warrants to purchase 380,000 shares of Common Stock at an exercise price of $1.00, Per share which warrants are exercisable through May 31, 2001; (ii) warrants to purchase 250,000 shares of Common Stock which are exercisable at an exercise price of $1.00 per share through December 31, 2001; (iii) warrants to purchase 20,000 shares of Common Stock which are exercisable at an exercise price of $1.00 per share through March 27, 2002; (iv) warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $1.00 per share through November 24, 2003; (v) warrants to purchase 20,000 shares of Common Stock which are exercisable at an exercise price of $.68 per share through March 15, 2004; (vi) warrants to purchase72,000 shares of Common Stock which are exercisable at an exercise price of $.44 per share through May 10, 2004; (vii) warrants to purchase 175,000 shares of Common Stock which are exercisable at an exercise price of $.30 per share through September 30, 2004; (viii) warrants to purchase 3,333 shares of Common Stock which are exercisable at an exercise price of $.30 per share through October 21, 2004; (ix) warrants to purchase 65,789 shares of Common Stock which are exercisable at an exercise price of $.38 per share through December 1, 2004; (x) warrants to purchase 3,333 shares of Common Stock which are exercisable at an exercise price of $.30 per share through February 5, 2005; (xi) warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $.39 per share through March 19, 2005; (xii) warrants to purchase 22,166 shares of Common Stock which are exercisable at an exercise price of $.68 per share through April 10, 2004; (xiii) warrants to purchase 30,769 shares of Common Stock which are exercisable at an exercise price of $.49 per share through May 10, 2004; (xiv) warrants to purchase 39,630 shares of Common Stock which are exercisable at an exercise price of $.38 per share through June 10, 2004. (xv) warrants to purchase 36,928 shares of Common Stock which are exercisable at an exercise price of $.41 per share through July 10, 2004; (xvi) warrants to purchase 39,862 shares of Common Stock which are exercisable at an exercise price of $.375 per share August 10, 2004 warrants to purchase 44,040 shares of Common Stock which are exercisable at an exercise price of $.34 per share through September 10, 2004; (xviii) warrants to purchase 47,604 shares of Common Stock which are exercisable at an exercise price of $.32 per share through October 10, 2004; (xix) warrants to purchase 37,212 shares of Common Stock which are exercisable at an exercise price of $.40 per share through November 10, 2004;
              (xx) warrants to purchase 40,850 shares of Common Stock which are exercisable at an exercise price of $.37 per share through December 10, 2004; (xxi) warrants to purchase 42,265 shares of Common Stock which are exercisable at an exercise price of $.37 per share through January 10, 2005; (xxii) warrants to purchase 8,621 shares of Common Stock which are exercisable at an exercise price of $1.74 per share through February 10, 2005; (xxiii) a promissory note convertible to 560,000 shares of Common Stock at a conversion price of $.21 per share on September 30, 2000; (xxiv) a promissory note convertible into 266,666 shares of Common Stock at a conversion price of $.21 per share on October 21, 2000. Excludes
              (i) a promissory note convertible to 200,000 shares of Common Stock at a conversion price of $.28 per share on December 1, 2000;
              (ii) a promissory note convertible to 233,333 shares of Common Stock at a conversion price of $.24 per share on February 5, 2001;
              (iii) warrants to purchase 3,947 shares of Common Stock which are exercisable at an exercise price of $3.80 per share through March 10, 2005. Includes 300,000 shares of common stock held by Mr. Galloway and 100,000 shares of common stock held by Jacombs Trading (an entity controlled by Mr. Galloway) DCDC (Delaware) that is convertible into an equal amount of the Common Stock of the Company at the option of the holder thereof or the Company.

(3) Includes warrants to purchase 140,000, shares of Common Stock at an exercise price of $.30 per share through September 30, 2004;
              (ii) warrants to purchase 83,333 shares of Common Stock at an exercise price of $.30 per share through October 21, 2004; (iii) warrants to purchase 65,789 shares of Common Stock at an exercise price of $.38 per share through January 10, 2005; (iv) warrants to purchase 83,333 shares of Common Stock at an exercise price of $.30 per share through February 5, 2005; (v) a promissory note convertible to 448,000 shares of Common Stock at a conversion price of $.21 per share on September 30, 2000; (vi) a promissory note convertible to 266,666 shares of Common Stock at a conversion price of $.21 per share on October 21, 2000. Excludes a promissory note convertible to 200,000 shares of Common Stock at a conversion price of $.28 per share on January 5, 2001; (ii) a promissory note convertible to 233,333 shares of Common Stock at a conversion price of $.24 per share on February 5, 2001. Includes 1,000,000 shares of common stock held in DCDC (Delaware) that is convertible into 1,000,000 shares of Common Stock of the Company at the option of the holder thereof or the Company.

(4) Burnham International Inc. holds 2,500,000 shares of common stock in DCDC (Delaware) that is convertible into 2,500,000 shares of Common Stock of the Company at the option of the holder thereof or the Company. Bruce Galloway is managing director of Burnham International Inc. which owns 49% of Burnham International Inc.

(5) Includes warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00, which warrants are exercisable through March 27, 2002; (ii) warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $1.00 through April 30, 2003; warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $1.00 through November 24, 2003; (iv) warrants to purchase 20,000 shares of Common Stock which are exercisable at an exercise price of $.68 per share through March 15, 2004; The following notes and warrants are owned by Europa International Inc. Knoll Capital Management, Inc., is the investment manager for Europa. Mr. Knoll is the sole shareholder of Knoll Capital Management Inc.(i) warrants to purchase 83,333, shares of Common Stock at an exercise price of $.30 per share through September 30, 2004; (iv) warrants to purchase 83,333 shares of Common Stock at an exercise price of $.30 per share through October 21, 2004; (v) warrants to purchase 83,333 shares of Common Stock at an exercise price of $.30 per share through February 5, 2005; (vi) a promissory note convertible to 266,666 shares of Common Stock at a conversion price of $.21 per share on September 30, 2000; a promissory note convertible to 266,666 shares of Common Stock at a conversion price of $.21 per share on October 21, 2000. Excludes a promissory note convertible to 233,333 shares of Common Stock at a conversion price of $.24 per share on February 5, 2001. Includes 600,000 shares of common stock held by Europa International, Inc. held in DCDC (Delaware) that is convertible into 600,000 shares of Common Stock of the Company at the option of the holder thereof or the Company.

(6) Includes warrants to purchase 50,000 shares of Common Stock owned by Mr. And Mrs. Binn and are exercisable at a price of $1.00 per share through May 31, 2001, (ii)warrants to purchase 2,000 shares of Common Stock which are exercisable at an exercise price of $1.00 through March 27, 2002; (iii) warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $1.00 through November 24, 2003; (iv) warrants to purchase 20,000 shares of Common Stock which are exercisable at an exercise price of $.68 per share through March 15, 2004; (v) warrants to purchase 83,333 shares of Common Stock which are exercisable at an exercise price of $.30 per share through September 30, 2004; (vi) warrants to purchase 83,333 shares of Common Stock which are exercisable at an exercise price of $.30 per share through February 5, 2005; (vii) a promissory note convertible to 266,666 shares of Common Stock at a conversion price of $.21 per share on September 30, 2000; (viii) warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $.39 per share through March 16, 2005. Excludes a promissory note convertible to 233,333 shares of Common Stock at a conversion price of $.24 per share on February 5, 2001. Includes 750,000 shares of common stock held by Evan Binn in DCDC (Delaware) that is convertible into 750,000 shares of Common Stock of the Company at the option of the holder thereof or the Company.

(7) Gives effect to the conversion of 490,000 shares of Series B Preferred Stock into 765,625 shares of Common Stock for no additional consideration.

(8) EFA Ventures, Inc. owns 199,997 shares of common stock in DCDC (Delaware) and EFA International Fund LP owns 999,983 shares of common stock in DCDC (Delaware). The stock of DCDC (Delaware) is convertible into 1,199,980 shares of Common Stock of the Company at the option of the holder or the Company. EFA Ventures Inc. is general partner in the EFA International Fund. Sigurdur Jon Bjornsson is the Vice President and Financial Director for EFA Ventures Inc.

(9) Includes warrants to purchase 1,000,000 shares of Common Stock owned by Mr. Martin Wade and are exercisable at a price of $1.00 per share through May 1, 2005.

(10) Gives effect to the conversion of 400,000 shares of Series D Preferred Stock into 400,000 shares of Common Stock for no additional consideration. Includes warrants to purchase 250,000 shares of Common Stock at a purchase price of $1.00, which warrants are exercisable through May 31, 2001; (ii) warrants to purchase 50,000 shares of Common Stock which are exercisable through January 9, 2002 at an exercise price of $1.00 per share
              (iii) warrants to purchase 20,000 shares of Common Stock which are exercisable at an exercise price of $1.00 per share through March 27, 2002, (iv) warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 through November 24, 2003; (v) warrants to purchase 20,000 shares of Common Stock at an exercise price of $.68 per share through March 15, 2004; (vi) warrants to purchase 10,000 shares of Common Stock at an exercise price of $.39 per share through March 16, 2005.

(11)          Mr. William Saculla is the President, Treasurer, and
              Secretary of Arthur Treacher's Inc. Includes options to purchase 12,000 shares of Common Stock at a price of $1.00 per share through August 31, 2002. Does not include options which have been granted but have not vested to purchase 3,000 shares of Common Stock at a price of $1.00 per share. 20% of such options vest for a period of five years commencing September 1, 1999. Includes warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 through November 24, 2003; (ii) warrants to purchase 16,667 shares of Common Stock at an exercise price of $.30 per share through February 5, 2005; (iii) warrants to purchase 20,000 shares of Common Stock at an exercise price of $.68 per share through March 15, 2004; (iv) warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $.39 per share through March 16, 2005. Excludes a promissory note convertible to 46,667 shares of Common Stock at a conversion price of $.24 per share on February 5, 2001.

(12) Includes warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 through November 24, 2003; (ii) warrants to purchase 20,000 shares of Common Stock at an exercise price of $.68 per share through March 15, 2004; (iii) warrants to purchase 41,667 shares of Common Stock at an exercise price of $.38 per share through February 5, 2005; (iv) warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $.39 per share through March 16, 2005. Excludes a promissory note convertible to 116,667 shares of Common Stock at a conversion price of $.24 per share on February 5, 2001,

(13) Includes warrants to purchase 10,000 shares of Common Stock at an exercise price of $1.00 through November 24, 2003; (ii) warrants to purchase 30,000 shares of Common Stock at an exercise price of $.68 per share through March 15, 2004; warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $.39 per share through March 16, 2005.

(14) Includes warrants to purchase 10,000 shares of Common Stock which are exercisable at an exercise price of $.39 per share through March 16, 2005.



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

On September 30, 1999, the Company issued 12% promissory notes in the aggregate principal amount of $289,000 included notes in the principal amount of $105,000, $84,000, $50,000 and $50,000 from Mr. Bruce Galloway, NTS Financial Services Ltd., Mr. Evan Binn and Europa International Inc. Knoll Capital Management, Inc., is the investment manager for Europa. Mr. Knoll is the sole shareholder of Knoll Capital Management Inc. respectfully. Interest accrues at a rate of 12% per annum. In addition, the debt and interest is convertible into an aggregate 1,541,333 shares of common stock at $.21 per share on September 30, 2000. In conjunction with the promissory notes the Company issued 481,667 warrants at an exercise price of $.30 per share, which warrants are exercisable through September 30, 2004.

On October 21, 1999, the Company issued 12% promissory notes in the aggregate principal amount of $221,000 included notes in the principal amount of $50,000 from each of Bruce Galloway, NTS Financial Services Ltd., Ralph Sorrentino and Europa International Inc. Knoll Capital Management, Inc., is the investment manager for Europa. Mr. Knoll is the sole shareholder of Knoll Capital Management Inc. respectfully. Interest accrues at a rate of 12% per annum. In addition, the debt and interest on each note is convertible into 266,666 shares of common stock at $.21 per share on October 21, 2000. In conjunction with the promissory notes, each of the four investors received 83,333 warrants at an exercise price of $.30 per share, which warrants are exercisable through October 21, 2004.

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

On February 5, 2000, the Company issued 12% promissory notes in the aggregate principal amount of $395,000 included notes in the principal amount of $50,000 from each of Mr. Bruce Galloway, NTS Financial Services Ltd., Mr. Evan Binn, Mr. Ralph Sorrentino and Europa International Inc. Knoll Capital Management, Inc., is the investment manager for Europa. Mr. Knoll is the sole shareholder of Knoll Capital Management Inc. respectfully. Interest accrues at a rate of 12% per annum. In addition, the debt and interest on each $50,000 note is convertible into 233,333 shares of common stock at $.24 per share on February 5, 2001. In conjunction with the promissory notes the Company issued 83,333 warrants to each holder of a $50,000 note at an exercise price of $.30 per share, which warrants are exercisable through February 5, 2005.

In May 2000, the Company, DCDC (Delaware), Ralph Sorrentino and RJS Consulting Corp., an affiliate of Mr. Sorrentino, extended a consulting agreement and the Company granted Mr. Sorrentino options to purchase 5,000,000shares of common stock at an exercise price of $.37 per share. See "Item 10. Executive Compensation"

Item 13. Exhibits and Report


         (a) Exhibits

             3.1.1  *Certificate of Incorporation

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

             3.1.4  *Articles of Merger dated January 27, 1984

             3.1.5 *Articles of Amendment to Articles of Incorporation dated January 27, 1984

             3.1.6  *Amendment to Articles of Incorporation dated January 27,
                    1986

             3.1.7 *Articles of Amendment to Articles of Incorporation dated June 28, 1996

             3.1.8 ***Articles of Amendment to Articles of Incorporation dated July 31, 2000

             3.2    *Bylaws

             4.2    *Certificate of Designation of Series A Preferred Stock

             4.10   *Certificate of Designation of Series B Preferred Stock

             4.4    *Certificate of Designation of Series C Preferred Stock

             4.5    *Certificate of Designation of Series D Preferred Stock


             10.1 *Purchase Agreement dated May 31, 1996 between James Cataland and Registrant

             10.3 *Purchase Agreement dated November 27, 1996, between M.I.E. Hospitality and Registrant

             10.4 *Guaranty Surety Agreement dated November 27, 1996 by Arthur Treacher's, Inc.

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

             10.12  *Form of Warrant to Burnham Securities, Inc.

             10.13  *Form of Stock Option to Employees

             10.17 *Schedule 1(b) to the Purchase Agreement dated November 27, 1996 between M.I.E. Hospitality and Registrant .

             10.18  *Form of agreement with holders of Series A Preferred Stock

             10.19 **Forbearance Agreement between the Company and Magee Industrial Enterprises, Inc. dated October 21, 1999

             10.20 **Co-Branding Agreement between the Company and Miami Subs dated August 13, 1998

             10.21 ***Letter Agreement to co-branding agreement between the Company and Miami Subs dated April 30, 1999

             10.22 ***Stock Option Agreement between the Company and Ralph Sorrentino dated as of May 1, 2000

             10.23 ***Executive Consulting Agreement among the Company, Digital Creative Development Corporation (Delaware), Ralph Sorrentino and RJS Consulting Corp.

             10.24 ***Purchase Agreement among the Company, Arthur Treacher's Inc. (Delaware) and Jeffrey Bernstein, dated as of October 2, 2000**

             10.25  ***List of Subsidiaries

             10.26  Financial Data Schedules


                   *Previously Filed with Form 10-SB Declared Effective on
                    August 12, 1997
                  **Previously filed with Form 10-KSB for the year ended
                    June 30, 1999.
                 ***Filed herewith

                             ARTHUR TREACHER'S, INC.
                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999




                                    CONTENTS

                                                                         PAGE

Independent Auditors' Report                                             F-1

Consolidated Balance Sheets                                           F-2 - F-3

Consolidated Statements of Operations                                    F-4

Consolidated Statements of Stockholders' Equity                          F-5

Consolidated Statements of Cash Flows                                    F-6

Notes to Consolidated Financial Statements                            F-7 - F-19

                          Independent Auditors' Report


To the Board of Directors
Arthur Treacher's, Inc.


We have audited accompanying the consolidated balance sheets of Arthur Treacher's, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Digital Creative Development Corp., a newly formed majority-owned subsidiary, whose statements reflect total assets of $11,065,242, and $0 as of June 30, 2000 and 1999, respectively, and total revenues of $44,629 and $0, respectively, and loss on investments of $450,000 and $0 respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Digital Creative Development Corp., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur Treacher's, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has continuing net losses. Additionally, Arthur Treacher's, Inc.'s restaurant companies (Arthur Treacher's, Inc., Arthur Treacher's Management Company, M.I.E. Hospitality, Inc. and Arthur Treacher's Advertising) when considered alone have a stockholders deficit of approximately $8,000,000 and a working capital deficiency of approximately $4,000,000. These conditions raise substantial doubts about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



September 28, 2000
Gainesville, Florida

                             ARTHUR TREACHER'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999



                                     ASSETS

                                                                                 2000                      1999
                                                                                 ----                      ----
CURRENT ASSETS
-------------
    Cash and Cash Equivalents                                                 $ 8,239,351                 $ 165,459
    Accounts Receivable, Net of Allowance of $10,065                               81,418                   138,136
        in 2000 and $49,700 in 1999
    Inventories                                                                   127,635                   174,930
    Current Portion of Notes Receivable                                            11,332                    11,332
    Prepaid Expenses and Other Current Assets                                      84,358                    94,176
                                                                               ----------                 ---------
TOTAL CURRENT ASSETS                                                            8,544,094                   584,033

PROPERTY AND EQUIPMENT
----------------------
    Leasehold Improvements                                                      2,382,525                 4,072,762
    Furniture, Fixtures, and Equipment                                          1,824,037                 2,943,477
                                                                               ----------                 ---------
                                                                                4,206,562                 7,016,239
    Less - Accumulated Depreciation                                             3,403,910                 5,450,502
                                                                               ----------                 ---------
PROPERTY AND EQUIPMENT, NET                                                       802,652                 1,565,737



OTHER ASSETS
------------
    Deposits                                                                       18,513                   134,213
    Goodwill, Net of Accumulated Amortization of $58,505 in 2000                  268,035                   284,362
        and $42,178 in 1999
    Notes Receivable, Net of Allowance of $210,000 in 2000 and                    266,134                    70,135
        $0 in 1999
    Marketable Securities Available for Sale                                      300,000                        --
    Non-marketable Securities, Net of Allowance of $450,000                     2,200,000                        --
    Other                                                                           8,412                     3,039
                                                                               ----------                ----------
TOTAL OTHER ASSETS                                                              3,061,094                   491,749
                                                                               ----------                ----------

TOTAL ASSETS                                                                  $12,407,840                $2,641,519
                                                                              ===========                ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              2000                   1999
                                                                                              ----                   ----
CURRENT LIABILITIES
  Accounts Payable                                                                        $ 2,155,326             $2,968,623
  Accrued Expenses and Other Liabilities                                                      455,261                410,025
  Current Maturities of Long-Term Debt                                                      1,377,993                570,579
  Deferred Revenue                                                                            317,262                367,850
                                                                                          -----------             ----------
TOTAL CURRENT LIABILITIES                                                                   4,305,842              4,317,077

LONG-TERM DEBT, Net of Current Maturities                                                     470,994              1,119,300

OTHER LIABILITIES
  Deferred Revenue                                                                                 --                248,000
                                                                                          -----------             ----------

TOTAL LIABILITIES                                                                           4,776,836              5,684,377

MINORITY INTEREST IN SUBSIDIARY                                                             4,805,282                     --

STOCKHOLDERS' EQUITY
  Preferred Stock 2,000,000 Shares Authorized:
      Series A Convertible, Par Value $1; 2,200 Shares Issued and Outstanding;                  2,200                  2,200
        Involuntary Liquidation Preference of $1 Per Share Plus Accrued and
        Unpaid Dividends
      Series B Convertible, Par Value $1; 490,000 Shares Issued and Outstanding;              490,000                490,000
        Involuntary Liquidation Preference of $1 Per Share
      Series C, Par Value $100; 9,900 Shares Issued and Outstanding; Involuntary              852,705                852,705
        Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends
      Series D, Par Value $100; 4,000 Shares Issued and Outstanding; Involuntary              399,980                399,980
        Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends
  Common Stock, Par Value $.01; Authorized 25,000,000 Shares; Issued and                      164,707                151,651
    Outstanding: 16,490,484 Shares at June 30, 2000; 15,149,181 Shares at June
    30, 1999
  Additional Paid-In Capital                                                               19,941,820             10,516,950
  Accumulated Deficit                                                                     (19,025,690)           (15,456,344)
                                                                                         ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                                  2,825,722             (3,042,858)
                                                                                         ------------           ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 12,407,840           $  2,641,519
                                                                                         ============           ============


           See accompanying Notes to Consolidated Financial Statements

                             ARTHUR TREACHER'S, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2000 AND 1999


                                                                                            2000                   1999
                                                                                            ----                   ----
REVENUES
    Restaurant Sales                                                                     $12,116,681            $20,567,361
    Franchise Fees and Royalties                                                             466,690                355,776
    Other Revenues                                                                           964,048                608,692
                                                                                         -----------            -----------

TOTAL REVENUES                                                                            13,547,419             21,531,829

OPERATING EXPENSES
    Cost of Sales, Including Occupancy Except Depreciation                                 7,234,384             12,855,353
    Operating Expenses                                                                     5,074,222              8,569,080
    Depreciation and Amortization                                                            691,232              1,204,321
    General and Administrative Expenses                                                    1,464,007              1,905,439
    Impairment of Assets                                                                     215,504              2,036,955
    Compensation from Stock Options                                                        1,931,000
                                                                                         -----------            -----------

TOTAL OPERATING EXPENSES                                                                  16,610,349             26,571,148
                                                                                         -----------            -----------

LOSS FROM OPERATIONS                                                                      (3,062,930)            (5,039,319)

OTHER INCOME (EXPENSES)
    Interest Expense, Net of Interest Income of $44,688 in 2000                             (184,192)              (168,885)
        and $6,842 in 1999
    Loss on Securities                                                                      (450,000)                    --
    Minority Interest in Loss from Subsidiaries                                              386,822                     --
    Other, Net                                                                              (259,046)              (638,515)
                                                                                         -----------            -----------

TOTAL OTHER INCOME (EXPENSES)                                                               (506,416)              (807,400)
                                                                                         -----------            -----------

NET LOSS                                                                                  (3,569,346)            (5,846,719)

UNDECLARED PREFERRED STOCK DIVIDENDS                                                        (159,220)              (102,390)
                                                                                         -----------            -----------

NET LOSS FOR COMMON SHAREHOLDERS                                                         $(3,728,566)           $(5,949,109)
                                                                                         ===========            ===========

Basic Loss Per Common Share                                                                     (.24)                  (.40)
                                                                                         ===========            ===========

Diluted Loss Per Common Share                                                                   (.24)                  (.40)
                                                                                         ===========            ===========

Weighted Average Number of Outstanding Shares for Basic and Diluted                       15,339,306             14,966,624
                                                                                         ===========            ============

           See accompanying Notes to Consolidated Financial Statements

                             ARTHUR TREACHER'S, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2000 AND 1999


                                                                           Additional
                                              Preferred       Common         Paid in       Accumulated
                                                Stock          Stock         Capital         Deficit          Total
                                                -----          -----         -------         -------          -----

Balance at June 30, 1998                      $1,355,505      $ 148,539      $10,411,729      $ (9,609,625)      $ 2,306,148
    Common Stock Issued                               --          2,515          107,486                --           110,001
    Preferred Stock Issued                       399,980             --          (44,681)               --           355,299
    Stock Issued to Settle Accounts                   --            438           43,398                --            43,836
        Payable
    Preferred Stock Converted to Common          (10,600)          159            10,441                --                --
    Stock Issuance Costs                              --             --          (11,423)               --           (11,423)
    Net Loss                                          --             --               --        (5,846,719)       (5,846,719)
                                              ----------      ---------      -----------      ------------       -----------
Balance at June 30, 1999                       1,744,885        151,651       10,516,950       (15,456,344)       (3,042,858)
    Stock Issued in Payment of Notes                  --         11,386          715,687                --           727,073
        Payable
    Stock Issued to Settle Accounts                   --          1,670          175,230                --           176,900
        Payable
    Stock Option Compensation                         --             --        1,931,000                --         1,931,000
    Majority Interest in Subsidiary                   --             --        6,602,953                           6,602,953
    Net Loss                                          --             --               --                          (3,569,346)
                                              ----------      ---------      -----------      ------------       -----------
Balance at June 30, 2000                      $1,744,885      $ 164,707      $19,941,820      $(19,025,690)      $ 2,825,722
                                              ==========      =========      ===========      ============       ===========

           See accompanying Notes to Consolidated Financial Statements

                             ARTHUR TREACHER'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                             2000                1999
                                                                                             ----                ----
OPERATING ACTIVITIES
    Net Loss                                                                              $(3,569,346)          $(5,846,719)
    Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
        Stock Option Compensation                                                           1,931,000
        Depreciation and Impairment                                                           906,736             3,241,276
        Loss on Disposal of Assets                                                             38,261               932,590
        Loss on Investments                                                                   450,000                    --
        Provision for Bad Debts                                                               210,000                    --
        Allocation of Losses to Minority Shareholders                                        (386,822)                   --
        Changes in Assets and Liabilities:
           (Increase) Decrease in Accounts Receivable                                          56,718               (58,851)
           Decrease in Deposits and Other Assets                                              110,320               132,698
           Decrease in Prepaid Expenses and Other Current Assets                               34,818                79,332
           Decrease in Inventories                                                             47,295                99,808
           Increase (Decrease) in Accounts Payable                                           (636,398)              617,758
           Increase  (Decrease)  in  Accrued  Expenses,  Other  Liabilities  and             (253,344)              133,913
               Dividends Payable
                                                                                       --------------        --------------
Net cash used in operating activities                                                      (1,060,762)             (668,195)
                                                                                       --------------        --------------

INVESTING ACTIVITIES
    Issuance of Notes and Loans Receivable                                                   (435,000)                   --
    Capital Expenditures                                                                      (77,670)             (427,622)
    Purchase of Investments                                                                (2,950,000)                   --
    Proceeds from Notes Receivable                                                              4,001                    --
                                                                                       --------------        --------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (3,458,669)             (427,622)
                                                                                       --------------        --------------

FINANCING ACTIVITIES
    Proceeds from the Issuance of Common Stock                                             11,795,057                98,577
    Proceeds from the Issuance of Preferred Stock                                                  --               355,299
    Proceeds from Long-Term Debt                                                            1,025,133               435,725
    Principal Payments on Long-Term Debt                                                     (226,867)             (537,961)
                                                                                       --------------        --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  12,593,323               351,640
                                                                                       --------------        --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        8,073,892              (744,177)

CASH AND CASH EQUIVALENTS, Beginning of Year                                                  165,459               909,636
                                                                                       --------------        --------------

CASH AND CASH EQUIVALENTS, End of Year                                                    $ 8,239,351             $ 165,459
                                                                                       ==============        ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash Paid for Interest                                                                  $ 140,964             $ 175,727
    Noncash Investing and Financing Activities:
        Common Stock Issued to Settle Accounts Payable                                      $ 176,900             $  43,836
        Common Stock Issued in Payment of Notes Payable                                     $ 639,158                    --
        Common Stock Issued in Payment of Accrued Interest                                  $  87,915                    --

           See accompanying Notes to Consolidated Financial Statements

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Description of the Business
         ---------------------------

         Arthur Treacher's, Inc. (the "Company") owns, operates and franchises quick service seafood restaurants under the name "Arthur Treacher's Fish & Chips". At June 30, 2000, the Company owned and operated 27 restaurants and franchised an additional 62 restaurants, and participates in 81 franchised co-branded restaurants located in 13 states, Puerto Rico and Canada, with the greatest concentration in the northeast region of the United States.

         In February 2000, the company formed a subsidiary, Digital Creative Development Corporation, a Delaware Corporation, (DCDC, Delaware), for the purpose of investing in entities engaged in the creation of traditional entertainment content. In March 2000, the Company formed a subsidiary, Arthur Treacher's, Inc., a Delaware Corporation (which has been inactive through June 30, 2000). In August 2000, the Company, a Utah corporation, changed its name from Arthur Treacher's Inc. to Digital Creative Development Corporation (Utah).

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arthur Treacher's Management Company, MIE Hospitality, Inc., Arthur Treacher's, Inc. (Delaware) and Arthur Treacher's Advertising Company, and its majority-owned subsidiary, Digital Creative Development Corporation. All material intercompany transactions have been eliminated in consolidation.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

         Inventories
         -----------

         The Company values its inventories at the lower of cost (first-in, first-out method) or market.

         Investments
         -----------

         Investments in marketable securities are carried at fair market value and classified as available for sale. Investments in non-marketable securities are carried at cost less any valuation allowances deemed necessary by management.

         Property and Equipment
         ----------------------

         Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the respective assets, which range from 3 to 10 years.

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------

         Recoverability of Long-Lived Assets
         -----------------------------------

         The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. During 2000 and 1999, the Company recognized an impairment loss of approximately $215,500 and $2,037,000, (which is included in depreciation and amortization), related to the assets at two store locations in 2000, and approximately 17 stores in two states in 1999.

         Income Taxes
         ------------

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

         Franchise Operations
         --------------------

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

         Per Share Data
         --------------

         The Company follows the provisions of SFAS No. 128, "Earnings per share". This statement governs the computation, presentation, and disclosure requirements of earnings per share (EPS) for entities with publicly held common stock.

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)
         ------------------------------------------

         Net income per share of common stock is computed based upon the weighted average number of common shares and share equivalents outstanding during the year. When dilutive, stock options and warrants, and preferred stock are included as share equivalents. None of these equity instruments are included in the 2000 and 1999 calculations since the Company experienced losses.

         Estimates
         ---------

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

         Stock Options and Warrants
         --------------------------

         The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for its options and warrants, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         Goodwill
         --------

         Goodwill, which has been recorded as a result of purchased acquisitions, is amortized over the period estimated to benefit from the acquired assets and rights, which is twenty years.


NOTE 2 - MARKETABLE SECURITIES
         ---------------------

         As of June 30, 2000, the cost of marketable securities approximates fair value and there are no unrealized gains or losses or other comprehensive income.


NOTE 3 - RELATED PARTY RECEIVABLES
         -------------------------

         The subsidiary (Digital Creative Development Corp.) has a non-interest-bearing loan due upon demand for advances made to a related entity. The amount receivable at June 30, 2000 was $36,846.

         The subsidiary (Digital Creative Development Corp.) has a non-interest-bearing loan due on demand from a Director/Stockholder of the Company in the amount of $25,000.

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE 4 - LONG-TERM DEBT
         --------------


         Long-term debt consisted of the following at June 30, 2000 and 1999:

                                                                                                  2000               1999
                                                                                                  ----               ----

             Note payable due in semi-annual principal installments of $113,956,               $ 569,783          $ 907,228
             plus interest at 8%, maturing December 2002, unsecured.

             Notes payable to banks, due in monthly  installments totaling $8,041,               122,992            172,022
             including interest at rates ranging from 11% to 18%, maturing through
             August 2002, collateralized by property and equipment.

             Various notes payable related to the acquisition of franchised                      131,111            218,629
             restaurants, due in monthly installments of principal and interest at rates ranging from 8.5% to 14%, maturing at dates through May 2003, collateralized by property and equipment.

             Various notes payable to related parties, bearing fixed interest at                   1,544            392,000
             16%, payable in full on May 30, 2000 - Not paid as of June 30, 2000.

             Note payable to related party, due in monthly installments of $2,392                 68,424                 --
             including interest at 14%, maturing in May, 2003, unsecured.

             Various notes payable to related parties, bearing fixed interest at
             12%, payable in full on:
                     September 30, 2000                                                          289,000                 --
                     October 30, 2000                                                            271,133                 --
                     November 30, 2000                                                            50,000                 --
                     January 31, 2001                                                             50,000                 --
                     February 1, 2001                                                            295,000                 --
                                                                                               ---------         ----------
                                                                                               1,848,987          1,689,879
             Less Current Maturities                                                           1,377,993            570,579
                                                                                               ---------         ----------

             Total long-term debt                                                              $ 470,994         $1,119,300
                                                                                               ==========        ==========


         Maturities of long-term debt at June 30, 2000 are as follows:

                    Year ending June 30,                                                        Amount
                    -------------------                                                         ------
                            2001                                                              $1,551,243
                            2002                                                                 366,075
                            2003                                                                 163,498
                                                                                              ----------
                            Subtotal                                                           2,080,816
                            Less interest                                                       (231,829)
                                                                                              ----------
                            Total principal maturities                                        $1,848,987
                                                                                              ==========

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

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

         Base rent expense for Company-owned restaurants, net of sublease income of $12,000 and $12,000 in 2000 and 1999, respectively, was approximately $1,445,000 and $2,602,000 for the years ended June 30, 2000 and 1999, respectively.

         The following summarizes future minimum lease payments, for the Company-owned restaurants, required for leases that have initial or remaining noncancelable terms in excess of one year as of June 30, 2000:

                    Year ending June 30,                                Amount
                    -------------------                                 ------

                          2001                                       $1,907,003
                          2002                                        1,579,476
                          2003                                        1,168,744
                          2004                                          678,860
                          2005                                          397,816
                          Thereafter                                  1,061,164
                                                                     ----------
                          TOTAL                                      $6,793,063
                                                                     ==========

         The Company also conditionally guarantees the payment of certain lease obligations of its franchisees. The amount of this conditional guarantee is approximately $156,000 in 2000, $132,000 in 2001, $105,000 in 2002 and 2003, and $15,000 in 2004.

         The subsidiary (Digital Creative Development Corp.) is also party to a new lease for its office space. The lease is effective December 1, 2000 and expires November 30, 2005. The base rent is $9,300 per month.


         The future minimum rental commitments under non-cancelable leases are as follows:


                    June 30,
                    --------

                      2001                                            $ 134,780
                      2002                                              111,600
                      2003                                              111,600
                      2004                                              111,600
                      2005                                              111,600
                    Thereafter                                           46,500
                                                                      ---------
                    Total minimum lease payments                      $ 627,680
                                                                      =========

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 6 - INCOME TAXES
         ------------

         Income tax benefit attributable to income from continuing operations for the years ended June 30, 2000 and 1999, differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before taxes as follows:

                                                                                          2000                 1999
                                                                                          ----                 ----

                Computed "expected" tax benefit                                          $(688,519)          $(2,043,745)
                Increase (decrease) in income taxes resulting from:
                    Non-deductible meals and entertainment                                  11,858                17,488
                    Goodwill amortization                                                    5,551                 5,551
                    Change in valuation allowance                                          777,974             1,850,202
                    Other, net                                                            (106,864)              170,504
                                                                                         ---------            ----------
                                                                                         $      --            $       --
                                                                                         =========            ==========

         The tax effects of temporary differences that give rise to significant portions of derrerred tax assets and liabilities as of June 30, 2000 and 1999 are as follows:

                                                                                          2000                   1999
                                                                                          ----                   ----
                Deferred Tax Assets:
                    Net Operating Loss Carryforward                                     $4,203,573            $3,649,684
                    Allowance for Doubtful Accounts                                         71,762                16,898
                    Deferred Royalty                                                       107,869               209,389
                    Property and Equipment                                                 456,207                185,466
                                                                                        ----------            -----------
                Total Gross Deferred Tax Assets                                          4,839,411              4,061,437
                Less Valuation Allowance                                                 4,839,411              4,061,437
                                                                                        ----------            -----------
                    Net Deferred Tax Assets                                             $       --            $        --
                                                                                        ==========            ===========

         At June 30, 2000, the Company had approximately $12.4 million of net operating loss carryforwards available for use, which expire through 2020. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the schedule of reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making the assessment.

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 7 - STOCK OPTIONS AND STOCK WARRANTS

         During 2000 and 1999, the Company granted 6,164,572 and 90,000 nonqualified stock options, respectively, to certain key employees and directors to purchase shares of the Company's common stock at a price equal to or in excess of the market price of the stock, vesting over a three to five year period. These options were granted as compensation and the number of options granted was determined based on specific individual circumstances. The shares issuable under these option grants are nonregistered shares and the Company has no requirement to register such shares. The Company does not have a formal stock option plan.

         The per share weighted-average fair value of stock options granted was calculated using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - no expected dividend yield, risk-free interest rate of 5.6% weighted average expected volatility of 22% and an expected life of 5 years; 2000 - no expected dividend yield, risk-free interest rate ranging from 6.0% to 6.7% weighted average expected volatility of 88% and an expected life of 5 years. In addition, for 2000 and 1999 the Company has discounted the market price of the stock, on the date of option grant, by 35% in consideration of the restrictions on the sale of the underlying shares. The fair value on the date of grant for options granted with exercise prices in excess of the market price of the stock ranged from $.15 to $1.64 in 2000 and was $.10 for 1999.

         The Company applies APB Opinion No. 25 in accounting for option grants and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would not have been materially impacted for the effects of such calculation in 2000 or 1999.

         Certain options granted to key employees were granted at option prices below market price. In accordance with APB Opinion No. 25, compensation expense has been recorded based on the difference between the option price and the market price on the date of the option. The total amount of such compensation for 2000 was $1,931,000 and $-0- in 1999.

         The portion of the compensation related to such options not yet vested has been deferred as shown in the table below:

                                                                    Effect on
                                                                 Paid in Capital
                                                                 ---------------

         Total Stock Option Compensation from Year 2000 Awards..   $ 4,681,000
         Portion Deferred ......................................    (2,750,000)
                                                                   -----------
         Net Addition to Contributed Capital/Compensation ......   $ 1,931,000
                                                                   ===========

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 7 - STOCK OPTIONS AND STOCK WARRANTS (concluded)
         --------------------------------

         In addition, during 2000 the Company granted 95,000 warrants (valued at $139,983) to purchase shares of Company common stock to non-employees in return for services provided in connection with the Company's equity offerings. These warrants have been recorded at fair value using substantially the same criteria as discussed above for the stock options. During 1999, the Company granted 345,363 warrants (valued at $46,000) to purchase shares of the Company's common stock to investors and in return for services provided.

         In connection with an equity offering, the Company also issued 148,500 warrants to purchase shares of Company common stock as described in note 10 during the year ended June 30, 1999.

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 7 - STOCK OPTIONS AND STOCK WARRANTS (concluded)
         --------------------------------

         Stock option and warrant activity during the period indicated is as follows:

                                                                                                            Weighted
                                                                                        Number of            Average
                                                                                          Shares          Exercise Price
                                                                                          ------          --------------

         Balance at June 30, 1998                                                       3,163,891             $2.13
              Granted - exercise price in excess of market price of stock                 435,363              0.66
              Canceled                                                                   (280,000)             1.00
                                                                                       ----------
         Balance at June 30, 1999                                                       3,319,254              1.30
              Granted-exercise price at market price of stock                             301,329               .45
              Granted-exercise price in excess of market price of stock                   613,244               .32
              Granted-exercise price less than market price of stock                    7,588,331               .46
                                                                                       ----------
         Balance at June 30, 2000                                                      11,822,158              $.90
                                                                                       ==========

         The following table presents information regarding all options and warrants outstanding at June 30, 2000.

                                              Weighted
                      Number of                Average                   Weighted
                    Warrants and              Remaining                  Range of               Average
                       Options               Contractual                 Exercise              Exercise
                     Outstanding                Life                      Prices                Price

                     8,502,904                4.7 years               $0.30-$3.80                $0.45
                       435,363                3.6 years                0.49-1.00                  0.66
                     1,435,000                2.0 years                1.00-1.51                  1.05
                       998,500                2.1 years                1.00-3.13                  1.28
                       450,391                1.7 years                1.00-3.37                  2.72
                    ----------
                    11,822,158                3.3 years               $0.30-$3.80                 1.45
                    ==========

         The following table presents information regarding options and warrants currently exercisable at June 30, 2000.

                         Number of                                        Weighted
                        Warrants and               Range of                Average
                          Options                  Exercise                Exercise
                        Exercisable                 Prices                  Price
                         2,932,990               $0.37-$1.00               $0.48
                           182,000                 0.44-0.44                0.44
                         1,435,000                 1.00-1.51                1.05
                           736,000                 1.00-3.13                1.22
                           415,391                 1.00-3.37                2.87
                         ---------
                         5,701,381               $0.37-$3.37                0.89
                         =========

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 8 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company is a defendant in a lawsuit with a former development franchisee alleging wrongful contract termination, among other things. The plaintiff is seeking damages in excess of $10 million, however the Company believes the claim is without merit, has counter sued and is defending the claim vigorously. The case is presently in the U.S. District Court. The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

         The Company is party to employment and consulting agreements with certain key members of management which provide for salary and benefit continuation for specified periods of time.

         The Company has a variety of purchase contracts and commitments with various food and beverage suppliers. These contracts expire within one to five years, and specify purchase prices and rebates to be provided by the supplier. It is not expected that these commitments will have an adverse impact in future years.

NOTE 9 - DIGITAL CREATIVE DEVELOPMENT CORPORATION CONVERTIBLE STOCK
         ----------------------------------------------------------

         As discussed in Note 1 to the financial statements, the Company formed Digital Creative Development Corporation in February 2000. Subsequently, approximately 12,000,000 shares were sold to other parties representing approximately 45% of outstanding stock of DCDC Delaware. The Digital stock may be converted into the Company's stock, in whole or in part, at any time, at the option of the Holder. The Digital stock may be converted into Treacher stock, at any time, at the option of Treacher's provided that at the time of such conversion, the common stock of Arthur Treacher's, Inc. is listed on the NASDAQ Small-Cap Market or National Market or on a national securities exchange on the OTC Bulletin Board and the Company has filed all periodic reports that are required under the Securities Exchange Act of 1934.

NOTE 10 - STOCKHOLDERS' EQUITY

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

         At June 30, 2000 and 1999, the Company had accumulated and unpaid dividends of approximately $201,000 and $102,000 on this series of preferred stock. The warrants entitle the holder to purchase one share of common stock at an exercise price of $3.125 per share of common stock. The Company is utilizing the proceeds for working capital needs.

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 10 - STOCKHOLDERS' EQUITY (concluded)
          --------------------

         The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $23,940 at June 30, 2000 and $23,720 at June 30, 1999.

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

         The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15 percent per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividends with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock are convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock. The amount of accumulated and unpaid dividends was approximately $105,000 at June 30, 2000 and $45,000 at June 30, 1999.

         During 1999, 10,600 shares of preferred stock series A were converted to common stock.


NOTE 11 - GOING CONCERN
          -------------

         As shown in the accompanying financial statements, the Company incurred a net loss of approximately $1,600,000 for the year ended June 30, 2000 and $5,800,000 during the year ended June 30, 1999. These losses create an uncertainty about the Company's ability to continue as a going concern.

                             ARTHUR TREACHER'S, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 11 - GOING CONCERN (concluded)
          -------------

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

         As of October 30, 1999, the restructuring of real estate obligations by franchising, selling and terminating selected leases was complete. As a result of the spin-off of selected leases, losses typically incurred by certain locations have been eliminated, thus improving cashflow and profitability. Also, the Company raised $952,000 in the form of capital and bridge loans from January 1999 to February 4, 2000 within Arthur Treacher's, Inc. (Utah) and raised in excess of $11 million capital within its new subsidiary, Digital Creative Development Corporation (Delaware).


NOTE 12 - SUBSEQUENT EVENTS

         Subsequent to June 30, 2000, the Company changed its name as further described in Note 1. On October 2, 2000, Arthur Treacher's, Inc. (Delaware), a subsidiary of the Company, executed an agreement to purchase all the outstanding capital stock of the entities which own and act as franchiser of the Pudgies Famous Chicken (Pudgies) chain of fast food restaurants. Pudgies consists of 32 restaurants in the New York tri-state metropolitan area, including 12 company owned stores and 20 franchises.

                                   SIGNATURES


         In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIGITAL CREATIVE DEVELOPMENT
                                        (Registrant)


Date: October 13, 2000                  By /s/ Bruce Galloway
                                          --------------------------------------
                                          Bruce Galloway
                                          Chief Executive Officer


                                        By /s/ William F. Saculla
                                          --------------------------------------
                                          William F. Saculla
                                          President, Chief Financial Officer



Name                                    Title                                      Date
----                                    -----                                      ----


     /s/ Bruce Galloway                 Chief Executive Officer, Director,         October 13, 2000
----------------------------------      Chairman of the Board
         Bruce Galloway


     /s/ William F. Saculla             President, Treasurer, Chief                October 13, 2000
----------------------------------      Financial Officer, Director
         William F. Saculla


     /s/ Skuli Thorvaldsson             Director                                   October 13, 2000
----------------------------------
         Skuli Thorvaldsson


     /s/ Donald Perlyn                  Director                                   October 13, 2000
----------------------------------
         Donald Perlyn


                                        Director                                   October 13, 2000
----------------------------------
         Evan Binn


                                        Director                                   October 13, 2000
----------------------------------
         Maurice Sonnenburg


     /s/ Sigurdur Jon Bjornsson         Director                                   October 13, 2000
----------------------------------
         Sigurdur Jon Bjornsson


                                        Director                                   October 13, 2000
----------------------------------
         Ralph Sorrentino
