Form 10QSB
period 2000-10-01
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2000-11-21
CIK 1016951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


                                QUARTERLY REPORT
             Under Section 13 or 15(d) of the Securities Act of 1934
                   For the Three Months Ended October 1, 2000


                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
                    ----------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           UTAH                                           34-1413104
------------------------------              ----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


  67 Irving Place North New York, New York                          10003
-------------------------------------------------------      -----------------
        (Address of Principal Executive Offices)                  (Zip Code)

              (212) 387-7700
-------------------------------------------------------
        (Issuer's Telephone Number)

Formerly Arthur Treacher's Inc.
-------------------------------------------------------


         Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X___     No   _____



At November 17, 2000, the latest practicable date there were 16,590,701 shares of Common Stock outstanding, $.01 par value.

                       DIGITAL CREATIVE DEVELOPMENT CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                     PAGE
                                                                                            ----

         Item 1.  Unaudited Financial Statements:

                  Consolidated Balance Sheets as of October 1, 2000 and June 30, 2000         3

                  Consolidated Statements of Operations for the Three Month Periods
                  July 1, 2000 through October 1, 2000; and
                  July 1, 1999 through September 26, 1999                                     5

                  Consolidated Statement of Cash Flows for the Three Month Periods
                  July 1, 2000 through October 1, 2000; and
                  July 1, 1999 through September 26, 1999                                     6

                  Notes to Interim Consolidated Financial Statements                          8

         Item 2.  Management's Discussion and Analysis results of Operations and
                  Financial Condition                                                        10

Part II. OTHER INFORMATION                                                                   15


                       DIGITAL CREATIVE DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        OCTOBER 1, 2000 and JUNE 30, 2000


                                                                              October 1,               June 30
ASSETS                                                                           2000                    2000
                                                                             (Unaudited)               (Audited)
                                                                             -----------             -----------
CURRENT ASSETS:
     Cash and cash equivalents                                               $ 6,454,153               8,239,351
     Accounts receivable, net of allowance of $10,065
         and $10,065 respectively                                                194,586                  92,750
     Inventories                                                                 113,168                 127,635
     Prepaid expenses and other                                                   88,942                  84,358
                                                                             -----------             -----------
              TOTAL CURRENT ASSETS                                             6,850,849               8,544,094
                                                                             -----------             -----------

PROPERTY AND EQUIPMENT, AT COST
     Leasehold improvements                                                    2,386,864               2,382,525
     Furniture, fixtures, and equipment                                        1,824,037               1,824,037
                                                                             -----------             -----------
                                                                               4,210,901               4,206,562
     Less accumulated depreciation                                             3,557,141               3,403,910
                                                                             -----------             -----------
              PROPERTY AND EQUIPMENT, net                                        653,760                 802,652
                                                                             -----------             -----------

OTHER ASSETS
     Deposits                                                                     19,291                  18,513
     Goodwill                                                                    263,954                 268,035
     Notes Receivable, Net of Allowance of $210,000
         and $210,000 respectively                                               765,135                 266,134
     Investments and Advances in Entertainment Concept Companies                 427,291                       0
     Marketable Securities Available for Sale                                    720,736                 300,000
     Non-Marketable Securities, Net of Allowance of $450,000                   2,200,000               2,200,000
     Other                                                                         8,412                   8,412
                                                                             -----------             -----------

TOTAL OTHER ASSETS                                                             4,404,819               3,061,094
                                                                             -----------             -----------

              TOTAL ASSETS                                                   $11,909,428              12,407,840
                                                                             ===========             ===========


                       DIGITAL CREATIVE DEVELOPMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        OCTOBER 1, 2000 and JUNE 30, 2000

                                                          October 1,                June 30,
                                                             2000                     2000
                                                         (Unaudited)                (Audited)
                                                        ------------              ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                   $  2,276,895                 2,155,326
     Accrued expenses and other liabilities                  248,174                   455,261
     Current maturities of long-term debt                  1,379,285                 1,377,993
     Deferred revenue                                        280,760                   317,262
                                                        ------------              ------------
              TOTAL CURRENT LIABILITIES                    4,185,114                 4,305,842

Long-term debt, net of current maturities                    433,159                   470,994
                                                        ------------              ------------

                  TOTAL  LIABILITIES                       4,618,273                 4,776,836
                                                        ------------              ------------

MINORITY INTEREST IN SUBSIDIARY                            4,805,282                 4,805,282
                                                        ------------              ------------


STOCKHOLDERS' EQUITY
     Preferred stock                                       1,744,885                 1,744,885
     Common stock                                            165,907                   164,707
     Additional paid-in capital                           20,063,870                19,941,820
     Accumulated deficit                                 (19,488,789)              (19,025,690)
                                                        ------------              ------------
TOTAL STOCKHOLDERS' EQUITY                                 2,485,873                 2,825,722
                                                        ------------              ------------


TOTAL LIABILITIES and STOCKHOLDERS' EQUITY              $ 11,909,428                12,407,840
                                                        ============              ============


                       DIGITAL CREATIVE DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           FOR THE THREE MONTH PERIODS


                                                                                July 1, 2000             July 1, 1999
                                                                                  through                   through
                                                                              October 1, 2000         September 26, 1999
                                                                                 (Unaudited)              (Unaudited)
                                                                                ------------              ------------
TOTAL REVENUE                                                                   $  3,051,251                 3,899,702
                                                                                ------------              ------------


OPERATING EXPENSES:
     Cost of sales, including occupancy except depreciation                        1,642,299                 2,058,775
     Operating expenses                                                            1,055,387                 1,503,866
     Depreciation and amortization                                                   157,313                   215,050
     General and administrative expenses                                             611,697                   301,364
                                                                                ------------              ------------
              TOTAL OPERATING EXPENSES                                             3,466,696                 4,079,055
                                                                                ------------              ------------

              LOSS FROM OPERATIONS                                                  (415,445)                 (179,353)

OTHER INCOME (EXPENSES):
     Interest Expense                                                                (47,654)                  (41,713)
                                                                                ------------              ------------

              NET LOSS                                                              (463,099)                 (221,066)

     Undeclared preferred stock dividends                                            (39,805)                  (30,570)
                                                                                ------------              ------------

              Net loss for common shareholders                                  $   (502,904)                 (251,636)
                                                                                ============              ============



Basic loss per common share                                                     $       (.03)                     (.02)
                                                                                ============              ============

Diluted loss per common share                                                   $       (.03)                     (.02)
                                                                                ============              ============

Weighted average number of outstanding shares for basic and diluted               16,590,701                15,165,011
                                                                                ============              ============

                       DIGITAL CREATIVE DEVELOPMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTH PERIODS

                                                                                   July 1, 2000             July 1, 1999
                                                                                      through                  through
                                                                                  October 1, 2000        September 26, 1999
                                                                                  ---------------        ------------------
Operating activities:
     Net loss                                                                      $  (463,099)                (221,066)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
              Depreciation and amortization                                            153,231                  215,050
              Amortization of deferred revenue                                         (36,502)                      --
              Changes in assets and liabilities:
                  (Increase) in accounts receivable                                   (101,836)                  (5,344)
                  (Increase)  in deposits and other assets                            (927,070)                 (24,577)
                  (Increase) in prepaid expenses and other
                      current assets                                                    (4,584)                 (40,332)
                  Decrease in inventories                                               14,467                   44,949
                  Decrease in goodwill                                                   4,081                    4,081
                  Increase (decrease) in accounts payable                              121,569                  (32,207)
                  (Decrease) in accrued expenses, and
                      other liabilities                                               (207,087)                 (68,656)
                                                                                   -----------              -----------
                  Net cash (used in) provided by operating activities               (1,446,830)                (269,847)
                                                                                   -----------              -----------

Investing activities:
     Capital expenditures                                                               (4,339)                  (2,655)
     Investments made by subsidiary                                                   (420,736)                      --
     Proceeds from disposition of restaurants                                               --                   49,248
                                                                                   -----------              -----------
                  Net cash used in investing activities                               (425,075)                  46,773
                                                                                   -----------              -----------

Financing activities:
     Proceeds from the issuance of stock, from subsidiary                               75,000                        0
     Proceeds from the issuance of preferred stock, net of issue costs                      --                       --
     Issuance of common stock                                                           48,250                       --
     Proceeds from long-term debt                                                           --                       --
         Payment of dividend                                                                --                       --
     Principal payments on long-term debt                                              (36,543)                 (65,316)
                                                                                   -----------              -----------
Net cash (used in) provided by financing activities                                     86,707                  (65,316)
                                                                                   -----------              -----------

Net (decrease) in cash and cash equivalents                                         (1,785,198)                (146,645)

                       DIGITAL CREATIVE DEVELOPMENT CORPORATION

                           FOR THE THREE MONTHS ENDED

                                                                July 1, 2000           July 1, 1999
                                                                    through               through
                                                               October 1, 2000      September 26, 1999
                                                               ---------------      ------------------
Cash and cash equivalents beginning of period                       8,239,351             165,459
                                                                 ------------             -------
Cash and cash equivalents end of period                          $  6,454,153              18,814
                                                                 ============             =======


Supplemental disclosure of cash flow information:
     Cash paid for interest                                      $      6,999               7,586
                                                                 ============             =======
Supplemental disclosure of noncash transactions:
     Common stock issued to settle accounts payable              $          0                   0
                                                                 ============             =======
Supplemental disclosure of noncash transactions:
     Common stock issued to settle debt and interest             $                              0
                                                                 ============             =======


                       DIGITAL CREATIVE DEVELOPMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 OCTOBER 1, 2000

NOTE 1 - BASIS OF PRESENTATION

          The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary to properly state the results of operations and financial position. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in the Form 10-KSB for the fiscal year ended June 30, 2000, filed with the Securities and Exchange Commission on October 16, 2000.

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

         Digital Creative Development Corporation (DCDC (Delaware)), a subsidiary which acquires invests and forms joint ventures with web design, web consulting and companies that create and transmit digital broadband content.

         Arthur Treacher's Inc., a wholly-owned subsidiary, which was formed to conduct the Company's restaurant operations.

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

In opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results or operations or financial position.

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

         On October 19, 2000, Arthur Treacher's Inc., a Delaware Corporation ATI (Delaware) purchased all of the outstanding capital stock of the entities which own and act as franchisor of the Pudgies Famous Chicken chain of fast food chicken restaurants. Pudgies consists of 32 restaurants in the New York tri-state metropolitan area, including 12 company owned stores and 20 franchises. The purchase price was 20% of the issued and outstanding stock of ATI (Delaware). Mr. Jeff Bernstein, the Chief Executive Officer of Pudgies, became Chief Executive Officer and President of ATI (Delaware).

ENTERTAINMENT BUSINESS
The Company intends to acquire and make investments primarily in traditional entertainment content entities. To date, the Company's investments have been made through its subsidiary, Digital Creative Development Corporation (DCDC (Delaware)). The Company's entertainment business is headquartered in New York, New York. The Company's strategy is to acquire and invest in entities which provide comprehensive services to a wide variety of entertainment and other related businesses and for general public consumption. The Company seeks strategic alignments with these business entities to focus on creative services (i.e., original content production; web design; advertising; brand marketing; etc.) resulting in revenue generation from motion pictures; television; animation; product endorsement and sales; and licensing and syndication. Content is intended to be delivered to both business and the consumer through digital broadband and conventional distribution platforms.

On March 16, 2000, the Board of Directors of the Company approved the appointment of Ralph Sorrentino as the Chief Executive Officer of Digital. Mr. Sorrentino became Chief Executive Officer of DCDC (Delaware) effective
May 1, 2000.

These steps are part of management's plan to change the Company's business focus. The Company plans to invest in companies that are involved in the creation and transmission of broadband content. The Company also plans to provide, services and capital to early stage internet companies. The Company intends to acquire controlling interest in its portfolio companies but may, from time to time, take minority equity positions in consideration for such services and capital. The Company believes that it can develop such internet business activities, including e*commerce and content portals either through acquisitions of majority owned subsidiaries or through internal development.

The Company does not intend to engage primarily in the business of investing, reinvesting or trading in securities so as to be an investment company required to register as such under the Investment Company Act of 1940. Nevertheless, the Company may be required to register as an investment company as a consequence of investments that is has made subsequent to its change of control to the extent that it presently holds "investment securities" (as defined by the Investment Company Act) which constitutes more than 40% of the value of the Company's assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, unless the Company restructures or reduces its holdings of investment securities within a reasonable period of time. Although it is the intention of the Company to take the actions necessary to avoid investment company status, no assurance can be given that the Company will be able to take such actions. The Investment Company Act of 1940 imposes a comprehensive scheme of regulation which would require a substantial restructuring of the operations of the Company to permit the Company to comply with the applicable regulations.

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

The Company through its entertainment subsidiary, has invested or advanced approximately $427,000 in two entertainment concept companies. In the period ended October 1, 2000.

Results of Operations

The following discussion includes the following periods: unaudited interim financial statements for the three months ended October 1, 2000 and September 26,1999.

2000 Three months and 1999 Three months

The Company's reported total revenues of $3,051,251 for the three month period ended October 1, 2000 reflected a decrease of $848,451, or 21.8%, compared to $3,899,702 in the same three month period ended September 26, 1999. This decrease was primarily attributed to the franchising of 10 Company owned restaurants compared to the same period in the previous fiscal year.

The Company recognized a decrease in net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) of $761,006 or 22.9% to $2,559,895 for the three month period ended October 1, 2000, compared to $3,320,901 in the same three month period ended September 26, 1999. The decrease is primarily attributed to the franchising of 10 Company owned restaurants to existing franchisees. Same store net sales decreased by 8.9% or $248,118 to $2,545,079 for the three month period ended October 1, 2000, compared to $2,793,197 for the same three month period ended September 26, 1999.

Franchise and other income decreased 12.7% or $46,212 to $318,617 for the three month period ended October 1, 2000, compared to $364,829 in the same three month period ended September 26, 1999. The decrease was primarily due to the timeliness of the receipt of marketing allowances from the Company's suppliers.

The Company's total costs and expenses decreased 15.0% or $612,359 to $3,466,696 for the three month period ended October 1, 2000, compared to $4,079,055 for the three month period ended September 26, 1999. This decrease was primarily attributed to the franchising of 10 Company owned restaurants compared to the same period in the previous fiscal year.

General and administrative expense increased $310,333 or 103.0% to $611,697 for the three month period ended October 1, 2000, compared to $301,364 for the three month period ended September 26, 1999. The increase is primarily attributed to the expenses incurred by DCDC (Delaware) in the amount of $389,229 for the three month period ended October 1, 2000, compared to zero for the three month period ended September 26, 1999. Without these charges from DCDC (Delaware), general and administrative expenses would have decreased $78,896 or 26.2% to $231,437 for the three month period ended October 1, 2000, compared to $301,364 for the three month period ended September 26, 1999.

Interest expense increased 14.2% or $5,941 to $47,654 for the three month period ended October 1, 2000, compared to $41,713 for the three month period ended September 26, 1999. The increase was due to new debt taken on by the Company.

Depreciation and amortization decreased 26.9% or $57,737 to $157,313 for the three month period ended October 1, 2000, compared to $215,050 for the three month period ended September 26, 1999. This decrease was primarily attributed to the franchising of 10 Company owned restaurants compared to the same period in the previous fiscal year.

The Company considers earnings before interest, taxes, depreciation and amortization to be another important indicator of performance before expenses associated with the entertainment business for the three month period ended October 1, 2000, earnings before interest, taxes, depreciation and amortization increased by 174.8% or $62,419 to a ($98,116) compared to ($35,697) for the same period in the previous fiscal year. This improvement is partially attributed to the franchising of 10 Company owned restaurants.

As a result of the foregoing, particularly the franchising of 10 Company owned restaurants compared to the same period in the previous fiscal year the Company's net loss (before preferred dividends) increased $242,033 or 109.5% to $463,099 for the three month period ended October 1, 2000, compared to a net loss (before preferred dividends) of $221,066 for the three month period ended September 26, 1999. Without taking into account the net loss (before preferred dividends) from DCDC (Delaware) of $356,248, the Company's net loss (before preferred dividends) would have decreased $114,215 or 51.7% to $106,851 for the three month period ended October 1, 2000, as compared to a net loss (before preferred dividends) of $221,066 for the three month period ended September 26, 1999.

Liquidity and Capital Resources

The Company has financed its restaurant operations principally from revenues derived from Company owned restaurants, franchise income and private placements of equity and debt. The Company has raised approximately $12,000,000 in equity and debt since May 1996, (exclusive of capital raised by DCDC (Delaware)), approximately $1.9 million of equity and debt has been raised since September 1998.

Private Placement of Promissory Notes and Warrants            September 1998    $    200,000
Preferred Stock "Series D"                                    September 1998    $    400,000
Common Stock                                                      March 1999    $    110,000
Promissory Notes and Warrants                       May 1999 - February 2000    $  1,137,000
Warrants                                                           July 2000    $     48,250
                                                                                ------------
                                                                                $  1,895,250

The Company's current assets exceeded its current liabilities by $2,665,735 at October 1, 2000, compared to current liabilities exceeding its current assets by $4,238,252 at June 30, 2000. The primary reason for the improved ration of current assets to current liabilities is the capital raised by DCDC (Delaware) in 2000. The Company had cash and short-term investments of $6,454,153 at October 1, 2000 compared to $8,239,351 at June 30, 2000. The primary reason for this decrease in cash is the investments on marketable and non-marketable securities by DCDC (Delaware). The capital that has been raised by Digital and not the Company, will be retained by DCDC (Delaware) and is intended to be used solely for DCDC (Delaware) operations and the acquisition and investment in companies and technologies that focus on the creation and delivery of entertainment content. The Company had also incurred indebtedness in connection with (i) the conversion of past due amounts under certain leases to indebtedness and (ii) the repurchase of certain franchises, but several of such restaurants were unable to generate sufficient revenues to repay the indebtedness. During the Fiscal 2000, and the three month period ended October 1, 2000 the Company experienced negative cash flow which has adversely affected its liquidity. The lack of liquidity in the Company has adversely affected the Company's restaurant operations.

The Company implemented a restructuring strategy in January 1999 which focused on improving cash flow by franchising or selling certain company owned restaurants, franchise sales, cobranding and introducing a retail product line for major supermarkets chains. As of October 1999, the restructuring of real estate obligations by franchising, selling and terminating selected leases was completed. As a result of the transfer of selected leases, losses typically incurred by certain locations have been eliminated, thus improving cashflow.

The Company intends to transfer its assets and liabilities related to its restaurant operations to ATI Delaware and distribute all of its shares of ATI Delaware to its shareholders. However, the Company may still be liable for some of such liabilities.

In Novemeber 1996, MIE Hospitality, Inc. (MIE) a subsidiary of the Company, issued a promissory note in favor of Magee Industrial Enterprises, Inc. in the original principal amount of $1,139,563 in connection with the purchase of MIE by the Company. In October, 2000 Magee Industries has demanded payment in full of the promissory note with a principal balance owed of $567,283. The note is guaranteed by the Company. MIE is not in default of its payment obligations under the note. The Company is engaged in discussions with Magee regarding the note, but there can be no assurance that the Company will not become liable for MIE's obligations under the note.

The Company believes that it will need additional financing and working capital to finance its restaurant operations and capital expenditures. Although the Company has obtained additional financing in the past and believes it could meet its needs through either additional borrowings or the sale of additional equity, and the re-negotiation of the Company's accounts payable. There can be no assurance that the Company would succeed in obtaining any such financing, or that the terms of such transactions could be effected, and that such strategy will be successful. If the Company's strategy is unsuccessful, there is substantial doubt about the restaurants operations continuing as a going conern.

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

                                     DIGITAL CREATIVE DEVELOPMENT CORPORATION
                                     (Registrant)

Date:  November 17, 2000             /s/  William F. Saculla
                                     ---------------------------------
                                     William F. Saculla
                                     President and Chief Financial Officer