Form 10QSB
period 2000-12-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2001-02-16
CIK 1016951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


                                QUARTERLY REPORT
            Under Section 13 or 15 (d) of the Securities Act of 1934
                  For the Three-Months Ended December 31, 2000


                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            UTAH                                          34-1413104
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

67 Irving Place North New York, New York                      10003
----------------------------------------                  --------------
(Address of Principal Executive Offices)                    (Zip Code)

      (212) 387-7700
---------------------------
(Issuer's Telephone Number)


Formerly Arthur Treacher's Inc.
-------------------------------


         Check whether the issuer (l) filed all reports required to be filed by Sections 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

At February 14, 2001, the latest practicable date, there were 16,550,484 shares of Common Stock outstanding, $.01 par value.

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION

                                      INDEX

PART I.         FINANCIAL INFORMATION

PAGE
------
       Item 1.  Unaudited Financial Statements:

  3............ Consolidated Balance Sheets as of December 31, 2000
                and June 30, 2000

  4............ Consolidated Statements of Operations for the
                Three-Month Periods October 1, 2000 through December 31, 2000; and September 27, 1999 through December 26, 1999

  5............ Consolidated Statements of Operations for the
                Six-Month Periods July 1, 2000 through December 31, 2000; and July 1, 1999 through December 26, 1999

  6............ Consolidated Statements of Cash Flows for the Six Month
                Periods July 1, 2000 through December 31, 2000; and July 1999 through December 26, 1999

  7............ Notes to Interim Consolidated Financial Statements

 10... Item 2.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND JUNE 30, 2000

                                                                               December 31,     June 30,
                                                                                  2000            2000
ASSETS                                                                         (unaudited)
                                                                               -----------
CURRENT ASSETS
     Cash and cash equivalents                                                $  4,235,593    $  8,239,351
     Accounts receivable, net of allowance of
       $10,065, at the end of both periods                                         314,331          92,750
     Inventories                                                                   189,668         127,635
     Prepaid expenses and other                                                    213,056          84,358

                                                                              ----------------------------
                 TOTAL CURRENT ASSETS                                            4,952,648       8,544,094
                                                                              ----------------------------

PROPERTY AND EQUIPMENT, AT COST
    Leasehold Improvements                                                       2,171,634       2,382,525
    Furniture, fixtures and equipment                                            2,446,864       1,824,037
                                                                              ----------------------------
                                                                                 4,618,498       4,206,562
    Less accumulated depreciation                                                3,786,227       3,403,910

                                                                              ----------------------------
                PROPERTY AND EQUIPMENT, NET                                        832,271         802,652
                                                                              ----------------------------

OTHER ASSETS
    Goodwill and other intangibles                                               2,048,416         268,035
    Notes receivable, net of allowance of $210,000 and $210,000
         respectively                                                              765,135         266,134
    Investments and advances in Entertainment Concept Companies                    571,095            --
    Marketable Securities Available For Sale                                     1,537,800         300,000
    Non-marketable securities, net of allowance of $450,000 in each period       2,200,000       2,200,000
    Other                                                                           41,227          26,925

                                                                              ----------------------------
                TOTAL OTHER ASSETS                                               7,163,673       3,061,094
                                                                              ----------------------------

                                                                              ----------------------------
TOTAL ASSETS                                                                  $ 12,948,592    $ 12,407,840
                                                                              ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                          $  2,812,358    $  2,155,326
    Accrued expenses and other liabilities                                       1,142,953         455,261
    Current maturities of long term debt                                         2,097,804       1,377,993
    Deferred revenue                                                               280,760         317,262

                                                                              ----------------------------
                TOTAL CURRENT LIABILITIES                                        6,333,875       4,305,842

LONG TERM DEBT, NET OF CURRENT MATURITIES                                           86,872         470,994

                                                                              ----------------------------
    TOTAL  LIABILITIES                                                           6,420,747       4,776,836
                                                                              ----------------------------

MINORITY INTEREST IN SUBSIDIARY                                                  4,559,282       4,805,282
                                                                              ----------------------------

STOCKHOLDERS' EQUITY
    Preferred stock                                                              1,744,885       1,744,885
    Common stock                                                                   165,907         164,707
    Additional paid in capita                                                   20,063,870      19,941,820
    Accumulated deficit                                                        (19,926,634)    (19,025,690)
    Accumulated unrealized loss on securities                                      (79,465)           --

                                                                              ----------------------------
                TOTAL STOCKHOLDERS' EQUITY                                       1,968,563       2,825,722
                                                                              ----------------------------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                   $ 12,948,592    $ 12,407,840
                                                                              ============================

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS


                                                                October 1,2000   September 27,1999
                                                                    through            through
                                                               December 31,2000   December 26,1999
                                                                  (Unaudited)        (Unaudited)
                                                               ----------------   ----------------
TOTAL REVENUE                                                    $  3,832,192       $  3,586,672
                                                                 -------------------------------

OPERATING EXPENSES

     Cost of sales, including occupancy except depreciation         2,010,815          1,776,432
     Operating expenses                                             1,290,228          1,328,406
     Depreciation and amortization                                    171,513            176,109
     General and administrative expenses                            1,302,726            316,823

                                                                 -------------------------------
            TOTAL OPERATING EXPENSES                                4,775,282          3,597,770
                                                                 -------------------------------


LOSS FROM OPERATIONS                                                 (943,090)           (11,098)

OTHER INCOME (EXPENSE)                                                259,244            (41,058)
LOSS ASSIGNED TO MINORITY INTERESTS                                   246,000               --

                                                                 -------------------------------
NET LOSS BEFORE COMPREHENSIVE INCOME                                 (437,846)           (52,156)

OTHER COMPREHENSIVE INCOME

     UNREALIZED LOSSES ON SECURITIES                                  (79,465)              --

                                                                 -------------------------------
COMPREHENSIVE LOSS                                                   (517,311)           (52,156)

     UNDECLARED PREFERRED STOCK DIVIDENDS                             (39,804)           (30,570)

                                                                 -------------------------------
NET LOSS FOR COMMON SHAREHOLDERS                                 $   (557,115)      $    (82,726)
                                                                 ===============================


BASIC LOSS PER COMMON SHARE                                      $      (0.03)      $      (0.01)
                                                                 ===============================

DILUTED LOSS PER COMMON SHARE                                    $      (0.03)      $      (0.01)
                                                                 ===============================


WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR

     BASIC AND DILUTED                                             16,590,701         15,246,342
                                                                 ===============================

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTH PERIODS


                                                                  July 1,2000        July 1,1999
                                                                    through            through
                                                                December 31,2000   December 26,1999
                                                                  (Unaudited)         (Unaudited)
                                                                ----------------   ----------------
TOTAL REVENUE                                                     $  6,883,443       $  7,486,374
                                                                  -------------------------------


OPERATING EXPENSES

      Cost of sales, including occupancy except depreciation         3,653,114          3,835,207
      Operating expenses                                             2,345,615          2,832,272
      Depreciation and amortization                                    328,826            391,159
      General and administrative expenses                            1,914,423            618,187

                                                                  -------------------------------
              TOTAL OPERATING EXPENSES                               8,241,978          7,676,825
                                                                  -------------------------------


LOSS FROM OPERATIONS                                                (1,358,535)          (190,451)

OTHER INCOME (EXPENSE)                                                 211,590            (82,771)
LOSS ASSIGNED TO MINORITY INTERESTS                                    246,000               --

                                                                  -------------------------------
NET LOSS BEFORE COMPREHENSIVE INCOME                                  (900,945)          (273,222)

OTHER COMPREHENSIVE INCOME

      UNREALIZED LOSSES ON SECURITIES                                  (79,465)              --

                                                                  -------------------------------
COMPREHENSIVE LOSS                                                    (980,410)          (273,222)

      UNDECLARED PREFERRED STOCK DIVIDENDS                             (79,609)           (61,140)

                                                                  -------------------------------
NET LOSS FOR COMMON SHAREHOLDERS                                  $ (1,060,019)      $   (334,362)
                                                                  ===============================


BASIC LOSS PER COMMON SHARE                                       $      (0.06)      $      (0.02)
                                                                  ===============================

DILUTED LOSS PER COMMON SHARE                                     $      (0.06)      $      (0.02)
                                                                  ===============================


WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR

      BASIC AND DILUTED                                             16,590,701         15,205,677
                                                                  ===============================

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTH PERIODS


                                                                              July 1,2000        July 1,1999
                                                                                through            through
                                                                            December 31,2000   December 26,1999
                                                                               (Unaudited)        (Unaudited)
                                                                            ----------------   ----------------
OPERATING ACTIVITIES
      Net loss                                                                 $  (900,944)      $  (273,222)

      Adjustments to reconcile net loss to net cash provided by
         operating activities:
               Depreciation and amortization                                       328,826           391,159
               Loss assigned to minority interests                                (246,000)             --
               Amortization of deferred revenue                                    (36,502)         (161,502)
               Deferred revenue proceeds                                              --              45,720

               Changes in assets and liabilities:
                        (Increase) Decrease in accounts receivable                  89,538           (18,598)
                        (Increase) decrease in deposits and other assets             3,303            23,752
                        (Increase) in prepaid expenses and other
                               current assets                                      (58,222)           (2,425)
                        Decrease in inventories                                     68,032            13,581
                        Increase (Decrease) in accounts payable                    152,760          (414,682)
                        Increase (Decrease) in accrued expenses and other
                               liabilities                                         (95,087)          (60,933)

                                                                               -----------------------------
      Net cash (used in) provided by operating activities                         (694,296)         (457,150)
                                                                               -----------------------------

INVESTING ACTIVITIES

      Capital expenditures                                                          (6,614)          (10,195)
      Investments made by subsidiary                                            (2,387,361)
      Purchases of businesses                                                     (350,000)             --
      Proceeds from disposition of restaurants                                        --              49,428

                                                                               -----------------------------
      Net cash used in investing activities                                     (2,743,975)           39,233
                                                                               -----------------------------


FINANCING ACTIVITIES

      Issuance of common stock                                                     123,250              --
      Proceeds from long term debt                                                    --             560,153
      Principal payments of long term debt                                        (688,737)         (223,101)

                                                                               -----------------------------
      Net cash (used in) provided by financing activities                         (565,487)          337,052
                                                                               -----------------------------


      Net (decrease) in cash and cash equivalents                              $(4,003,758)      $   (80,865)


CASH AND EQUIVALENTS,beginning of period                                         8,239,351           165,459

                                                                               -----------------------------
CASH AND EQUIVALENTS,end of period                                             $ 4,235,593       $    84,594
                                                                               =============================


Supplemental disclosure of cash flow information:
      Cash paid for interest                                                   $      --         $    51,776
                                                                               =============================


Supplemental disclosure of noncash transactions:
      Common stock issued to settle accounts payable                           $      --         $      --
                                                                               =============================

Supplemental disclosure of noncash transactions:
      Common stock issued to settle debt and interest                          $      --         $   146,396
                                                                               =============================

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

NOTE 1- BASIS OF PRESENTATION

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Arthur Treacher's Inc. ("ATI Delaware") an 80% owned subsidiary: either directly or through it's own subsidiaries operates 26 Arthur Treacher's Fish and Chips and Pudgies restaurants in Pennsylvania, New York, New Jersey and Delaware.

Digital Creative Development Corporation ("DCDC (Delaware)"): a subsidiary, which primarily acquires and makes investments in traditional entertainment content entities. In addition the Company invests and forms joint ventures with web design, web consulting and companies that create and transmit digital broadband content.

Earnings per Share

Effective December 28, 1997, the Company implemented the provisions of Statement of Financial Accounting Standards # 128 "Earnings Per Share". All earnings per share information presented has been restated to reflect the provisions of this statement.

NOTE 3- COMMITMENTS AND CONTINGENCIES

ATAC Corporation and Patrick Cullen v. Arthur Treacher's Inc. and James Cataland, Case No. 1:95CV 1032, in the U.S. District Court, Northern District, Ohio Eastern Division; filed May 9, 1995. On November 16, 1994, the Company (the former Arthur Treacher's, Inc.) terminated the agency agreement of a Regional Development Representative, ATAC Corporation, on the grounds that ATAC breached the agreement by assigning the agency agreement to a third party without the consent of the Company. ATAC claims that the Company was aware of and consented to the third-party assignment. The Company is unaware of any document signed by a properly-authorized representative of the Company formally authorizing or consenting to the assignment. On May 9, 1995, ATAC filed the action and alleged that the Company terminated the contract without cause, tortuously interfered with other business relationships, committed wrongful conversion of the territory and committed restraint of trade and price-fixing, breach of contract, fraud, and violations of RICO. ATAC originally demanded a minimum of $2,750,000 in compensatory damages and $6,000,000 in punitive damages. In response to the original complaint, the Company filed a motion to dismiss all of the claims. In addition, the Company filed a counterclaim against ATAC seeking a Declaratory Judgment that ATAC does not have a service contract with the Company in certain areas which the Company does business, that ATAC has committed breach of contract and that the Company is entitled to indemnification for previous lawsuits which have occurred because of the actions of ATAC on behalf of the Company. ATAC has twice amended the claims and allegation of the original complaint. In the Third Amended Complaint ATAC asserts claims against the Company and the Company's former President, James Cataland, for fraud, breach of contract, tortuous interference with contract, violations of the Ohio Business Opportunity Act, violations of the Ohio Consumer Sales Practices Act and breach of fiduciary duty. ATAC seeks in excess of $10,000,000 in compensatory, punitive, and statutory damages from the Company. In response to the Third Amended Complaint, the Company in 1997 filed a Motion to Dismiss ATAC's claims for breach of fiduciary duty and under the Consumer Sales Practices and Business Opportunity Acts, the Company also requested that the district court dismiss the claim against the Company's former President. The Company in 1998 filed Motions for Summary Judgment on behalf of itself and the Company's former President with respect to all of ATAC's claims (except breach of contract) and requested that the court refer the remaining contract claim to binding arbitration. The Court recently granted the Company's Motion to Stay the lawsuit pending arbitration and the ruling is presently the subject of an appeal to the Sixth Circuit Court of Appeals.

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

On June 8, 2000, DCDC (Delaware) agreed to assume the obligations of Ralph Sorrentino, the President and Chief Executive Officer of the Company and DCDC (Delaware), and his wife under a promissory note in the principal amount of $1,000,000 payable to Fleet Mortgage Corp., which note is secured by a mortgage on certain real property owned by Mr. Sorrentino and his wife. As of February 1,2001, the principal balance on this note was approximately $ 450,000. DCDC (Delaware) agreed to this assumption in accordance with the terms of its Executive Consulting Agreement with Mr. Sorrentino dated as of May 1, 2000.

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

On March 16, 2000, the Board of Directors of the Company approved the appointment of Ralph Sorrentino as the Chief Executive Officer of DCDC (Delaware). Mr. Sorrentino subsequently became Chief Executive Officer of DCDC (Delaware) and the Company.

These steps are part of management's plan to change the Company's business focus. The Company plans to invest in companies that are involved in the creation and transmission of broadband content. The Company also plans to provide, services and capital to early stage internet companies. The Company intends to acquire controlling interest in its portfolio companies but may, from time to time, take minority equity positions in consideration for such services and capital. The Company believes that it can develop such Internet business activities, including e-commerce and content portals either through acquisitions of majority owned subsidiaries or through internal development.

The Company does not intend to engage primarily in the business of investing, reinvesting or trading in securities so as to be an investment company required to register as such under the Investment Company Act of 1940. Nevertheless, the Company may be required to register as an investment company as a consequence of investments that it has made to the extent that it presently holds "investment securities" (as defined by the Investment Company Act) which constitutes more than 40% of the value of the Company's assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, unless an exemption from the Investment Company Act is available or the Company restructures or reduces its holdings of investment securities within a reasonable period of time. Although it is the intention of the Company to take the actions necessary to avoid investment company status, no assurance can be given that the Company will be able to take such actions. The Investment Company Act of 1940 imposes a comprehensive scheme of regulation which would require a substantial restructuring of the operations of the Company to permit the Company to comply with the applicable regulations.

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

The Company through its entertainment subsidiary has invested or advanced approximately $921,000 in two entertainment concept companies during the six-month period ended December 31, 2000.

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

Overview

The Company's principal sources of revenues are from the operation of it's Company owned restaurants and the receipt of royalties from franchisees. The Company's cost of sales include food, supplies and occupancy costs (rent and utilities at Company owned stores). Operating expenses include labor costs at the Company owned stores and advertising, marketing and maintenance costs. Franchise services and selling expenses include fees payable to regional representatives and their expenses. General and administrative expenses include costs incurred for corporate support and administration, including the salaries and related expenses of personnel at the Company's headquarters, the costs of operating the headquarters offices (rent and utilities) and certain related costs (travel and entertainment).

On October 19, 2000, ATI (Delaware) purchased all of the outstanding capital stock of the entities which own and act as franchisor of the Pudgies Famous Chicken chain of fast food chicken restaurants. Pudgies consists of 32 restaurants in the New York tri-state metropolitan area, including 12 company owned stores and 20 franchises. The purchase price consisted of 20% of the issued and outstanding stock of ATI (Delaware). The Company owns the remaining 80% of the issued and outstanding stock of ATI (Delaware).

At acquisition, net liabilities of Pudgies exceeded net assets by approximately $1.4 million, and a corresponding amount was allocated to Goodwill. Mr. Jeff Bernstein, the Chief Executive Officer of Pudgies, became Chief Executive Officer and President of ATI (Delaware). The Company conducts its restaurant operations through ATI (Delaware) and intends to distribute all of its shares of capital stock of ATI (Delaware) to its shareholders.

On October 31, 2000, ATI (Delaware) closed its Jacksonville, Florida headquarters offices and its Bloomsburg, Pennsylvania field office, consolidating all operations in the Lake Success, New York headquarters offices of Pudgie's Famous Chicken, resulting in general and administrative cost reductions.

RESULTS OF OPERATIONS

The following discussion includes the following periods: unaudited interim financial statements for the three months and six months ended December 31, 2000 and December 26, 1999.

2000 Three Months And 1999 Three Months.

The Company's reported total revenues of $3.8 million for the three-month period ended December 31, 2000 reflected an increase of $245,520 or 6.8%, compared to $3.6 million in the same three-month period ended December 26, 1999. This increase was entirely attributable to the sales of fast food chicken restaurants, resulting from the acquisition in October 2000 of the entities which own and act as franchisor of Pudgies Famous Chicken. This acquisition contributed a total of $1.1 million to revenues for the three months ended December 31, 2000.

Exclusive of the revenues from the Pudgies acquisition, the company recognized a decrease in net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) of $ 534,300 or 17.5 % for the three month period ended December 31, 2000, compared to $3.1 million in the same three month period ended December 26, 1999. This decrease is primarily attributed to the franchising of certain Company owned restaurants to existing franchisees.

Exclusive of the revenues from the Pudgies acquisition, franchise and other income decreased by $216,700 or 66 % for the three-month period ended December 31, 2000, compared to $327,740 in the same three-month period ended December 26, 1999. The decrease was primarily due lower marketing allowances from the Company's suppliers.

The Company's total costs and expenses increased $1.2 million or 33 % for the three-month period ended December 31, 2000. This increase was primarily attributed to the operating costs and expenses from the addition of the Pudgies operation and the general and administrative expenses incurred by DCDC (Delaware). Integral to the acquisition of Pudgies, the Company incurred non-recurring costs of $150,000 for headquarters relocation, termination, and shutdown of non-profitable stores. Exclusive of the costs and expenses of Pudgies and related integration costs and DCDC (Delaware), the Company's total costs and expenses decreased $583,000 or 16 % for the three month period ended December 31, 2000, compared to $3.6 million for the three month period ended December 26,1999. This decrease was primarily attributed to the franchising of certain Company owned restaurants compared to the same period in the previous fiscal year, and also to the closing of non profitable restaurants and two office locations.

General and administrative expense increased $986,000 to $1.3 million for the three-month period ended December 31, 2000, compared to $316,823 for the three month period ended December 26, 1999. The increase is primarily attributed to the expenses incurred by DCDC (Delaware), which began operations in 2000, in the amount of $422,000 for the three month period ended December 31, 2000.

Additionally, general and administrative expenses of the Pudgies operations totaled $344,600 for the three month period December 31,2000.

Other income increased $300,300 in the three months ended December 31,2000, principally due to the increase of other licensing income of approximately $165,000 and also due to a credit resulting from the discount of debt repaid in December 2000.

The foregoing resulted in a loss (before preferred dividends) of $517,300 for the three months ended December 31,2000 compared to a loss of $ 52,100 (before preferred dividends) in the prior period.

2000 Six Months And 1999 Six Months.

The Company's total revenues of $ 6.9 million for the six-month period ended December 31, 2000 reflected a decrease of $603,000 or 8.1 % compared to $ 7.5 million in the same six-month period ended December 26, 1999. Exclusive of the revenues from the Pudgies acquisition, the Company recognized a decrease in net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) of $1.1 million or 18 % for the six month period ended December 31, 2000, compared to $6.4 million in the same six month period ended December 26, 1999. This decrease is primarily attributed to the franchising of certain Company owned restaurants to existing franchisees.

Exclusive of the revenues from the Pudgies acquisition, franchise and other income decreased $263,400 or 38 % for the six-month period ended December 26, 2000, compared to $692,600 in the same six-month period ended December 26, 1999. The decrease was primarily due to lower marketing allowances from the Company's suppliers.

The Company's total costs and expenses increased $565,200 or 7.3 % for the six-month period ended December 31, 2000. This increase was primarily attributed to the operating costs and expenses from the addition of the Pudgie's operation and the general and administrative expenses incurred by DCDC (Delaware). Integral to the acquisition of Pudgies, the Company incurred non-recurring costs of $150,000 for headquarters relocation, employee termination, and shutdown of non-profitable stores. Exclusive of the costs and expenses of Pudgies and related integration costs and DCDC (Delaware), the Company's total costs and expenses decreased $1.7 million or 21.6 % for the six month period ended December 31, 2000, compared to $ 7.7 million for the six month period ended December 26, 1999. This decrease was primarily attributed to the franchising of certain Company owned restaurants compared to the same period in the previous fiscal year and also to the closing of non profitable restaurants and two office locations.

General and administrative expense increased $1.3 million to $1.9 million for the six-month period ended December 31, 2000, compared to $618,200 for the six-month period ended December 26, 1999. The increase is primarily attributed to the expenses incurred by DCDC (Delaware), which began operations in 2000, in the amount of $887,400 for the six-month period ended December 31, 2000.

Additionally, general and administrative expenses of the Pudgies operation totaled $344,600 for the current period.

Other income increased $294,400 in the six months ended December 31, 2000, principally due to the increase of other licensing income of approximately $150,000 and also due to a credit resulting from the discount of debt repaid in December 2000.

The foregoing resulted in a loss (before preferred dividends) of $900,900 million for the six months ended December 31, 2000 compared to a loss of $ 273,000 (before preferred dividends) in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by $1.38 million at December 31, 2000, compared to current assets exceeding its current liabilities by $4.24 million at June 30, 2000. The Company had cash and short-term investments of $4.2 million at December 31, 2000 compared to $8.2 million at June 30, 2000. The primary reason for the reduction in net current assets and the reduction in cash and cash equivalents is the acquisition of Pudgies, which acquisition accounted for $1.8 million of the decrease in net working capital. Additionally, the Company's entertainment subsidiary (DCDC Delaware) made investments in and advances to entertainment concept entities of approximately $900,000. Further, DCDC (Delaware) acquired marketable securities of approximately $1.3 million in a publicly held provider of post-production services to the motion picture film and television industry. Substantially all of the cash and short term investments as of December 31, 2000 represents proceeds of the private placement by DCDC (Delaware) in 2000. The capital raised by DCDC-Delaware and not the Company, will be retained by DCDC (Delaware) and is intended to be used solely for DCDC (Delaware) operations and the acquisition and investment in companies and technologies that focus on the creation and delivery of entertainment content. During fiscal 2000, the Company experienced negative cash flow, which has adversely affected its liquidity. The lack of liquidity in the Company has adversely affected the Company's restaurant operation.

The Company transferred its assets and liabilities related to its restaurant operation to ATI (Delaware) in October 2000 and intends to distribute all of its shares of ATI (Delaware) to its shareholders. In December 2000, the Company filed a registration statement with the Securities and Exchange Commission to effectuate that distribution. However, the Company may still be liable for certain liabilities of ATI (Delaware).

On December 15, 2000, DCDC (Delaware) purchased a promissory note between Magee Industrial Enterprises, Inc. and MIE (a wholly-owned subsidiary of ATI (Delaware)) for $ 450,000, which note was guaranteed by the Company. The balance owed to Magee was $585,000. On December 15, 2000, the Company, MIE and ATI (Delaware) also agreed to be jointly and severally liable to DCDC (Delaware) under a promissory note in the principal amount of $669,000, which represents the balance owed to Magee and $84,000 previously advanced by DCDC (Delaware) to the Company. The obligation for $669,000 bears interest at the rate of 12% per annum and is payable at the rate of $25,000 every three months through August 31, 2002, with the balance of $494,000 due on December 1, 2002. The obligation will be evidenced by a promissory note senior to other indebtedness of the debtors and secured by the assets of the Company, MIE and ATI (Delaware).

The Company believes that it will need additional financing and working capital to finance its restaurant operations and capital expenditures. Although the Company has obtained additional financing in the past and believes it could meet its needs through either additional borrowings or the sale of additional equity and the re-negotiation of the Company's accounts payable, there can be no assurance that the Company would succeed in obtaining any such financing, or that the terms of such transactions could be effected, or that such strategy will be successful. If the Company's strategy is unsuccessful, there is substantial doubt about the restaurants' operations continuing as a going concern.

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

                                        DIGITAL CREATIVE DEVELOPMENT CORPORATION
                                        (Registrant)

Date:    February 16, 2001              /s/ Ralph Sorrentino
                                        ---------------------------------
                                        Ralph Sorrentino
                                        President/Chief Executive Officer

                                        /s/ Vincent De Lorenzo
                                        ---------------------------------
                                        Vincent De Lorenzo
                                        Vice President & Controller