Form 10QSB
period 2001-03-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2001-05-30
CIK 1016951

                                                             Document is copied.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB



                                QUARTERLY REPORT
            Under Section 13 or 15 (d) of the Securities Act of 1934
                    For the Three-Months Ended March 31, 2001

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
   --------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             UTAH                                      34-1413104
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


67 Irving Place North New York, New York                            10003
----------------------------------------                      ------------------
(Address of Principal Executive Offices)                          (Zip Code)


         (212) 387-7700
----------------------------------------
     (Issuer's Telephone Number)


Formerly Arthur Treacher's Inc.
------------------------------------------------------


         Check whether the issuer (l) filed all reports required to be filed by Sections 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---      ---


At May 15, 2001, the latest practicable date, there were 31,485,924 shares of Common Stock outstanding, $.01 par value.

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION

                                      INDEX

PART I.           FINANCIAL INFORMATION
PAGE
------

                  Item 1.  Financial Statements:

                           Consolidated Balance Sheets as of March 31,2001 (Unaudited) and June 30, 2000

                           Consolidated (Unaudited) Statements of Operations for the Three-Month Periods:
                           January 1, 2001 through March 31, 2001; and
                           December 27, 1999 through March 26, 2000.

                           Consolidated (Unaudited) Statements of Operations for the Nine-Month Periods:
                           July 1, 2000 through March 31, 2001; and July 1, 1999 through March 26, 2000

                           Consolidated (Unaudited) Statements of Cash Flows for the Nine-Month Periods:
                           July 1, 2000 through March 31, 2001; and July 1, 1999 through March 26, 2000


                           Notes to Interim Consolidated Financial Statements

                  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                         MARCH 31,2001 AND JUNE 30,2000



                                                                           March 31,         June 30,
                                                                             2001              2000
ASSETS                                                                    (unaudited)
                                                                          -----------
CURRENT ASSETS
              Cash and cash equivalents                                      $ 3,231,575      $ 8,239,351
              Accounts receivable, net                                           108,908           92,750
              Inventories                                                        799,878          127,635
              Prepaid expenses and other                                          55,600           84,358
                                                                       -----------------------------------
                          TOTAL CURRENT ASSETS                                 4,195,961        8,544,094
                                                                       -----------------------------------
                          .
PROPERTY AND EQUIPMENT , AT COST
              Leasehold Improvements                                           2,446,864        2,382,525
              Furniture, fixtures and equipment                                2,187,020        1,824,037
                                                                       -----------------------------------
                                                                               4,633,884        4,206,562
              Less accumulated depreciation                                    3,885,909        3,403,910
                                                                       -----------------------------------
                          PROPERTY AND EQUIPMENT , NET                           747,975          802,652
                                                                       -----------------------------------

OTHER ASSETS

              Goodwill and other intangibles                                   3,176,762          268,035
              Notes receivable, net                                              500,000          266,134
              Investments and advances in Entertainment Concept
                Companies                                                      1,021,800                -
              Marketable Securities Available For Sale                         1,906,700          300,000
              Non-marketable securities, net of allowance of
                $ 450,000 in each period                                       1,600,000        2,200,000
              Other                                                            1,160,547           26,925
                                                                       -----------------------------------
                          TOTAL OTHER ASSETS                                   9,365,809        3,061,094
                                                                       -----------------------------------

TOTAL ASSETS                                                                $ 14,309,745     $ 12,407,840
                                                                       ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                               $ 4,025,893      $ 2,155,326
              Accrued expenses and other liabilities                           1,249,015          455,261
              Current maturities of long term debt                               248,000        1,377,993
              Deferred revenue                                                   281,000          317,262
                                                                       -----------------------------------
                          TOTAL CURRENT LIABILITIES                            5,803,908        4,305,842

LONG TERM DEBT, NET OF CURRENT MATURITIES                                      2,252,300          470,994
                                                                       -----------------------------------
                          TOTAL  LIABILITIES                                   8,056,208        4,776,836
                                                                       -----------------------------------

MINORITY INTEREST IN SUBSIDIARY                                                        -        4,805,282
                                                                       -----------------------------------
STOCKHOLDERS' EQUITY
              Preferred stock                                                  1,255,000        1,744,885
              Common stock                                                       314,852          164,707
              Additional paid in capital                                      26,338,505       19,941,820
              Accumulated deficit                                            (22,194,220)     (19,025,690)
              Accumulated unrealized gain on securities                          539,400                -
                                                                       -----------------------------------
                          TOTAL STOCKHOLDERS' EQUITY                           6,253,537        2,825,722
                                                                       -----------------------------------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                 $ 14,309,745     $ 12,407,840
                                                                       ===================================

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS

                                                                                 January 1,2001         December 27,1999
                                                                                     through                 through
                                                                                  March 31,2001           March 26,2000
                                                                                  -------------           -------------
TOTAL REVENUE                                                                       $ 2,736,400             $ 2,878,998
                                                                                 ---------------------------------------

OPERATING EXPENSES
              Cost of sales, including occupancy except depreciation                    770,587               1,641,143
              Operating expenses                                                      1,381,827               1,079,530
              Depreciation and amortization                                             153,173                 176,109
              General and administrative expenses                                     1,268,399                 293,161
                                                                                 ---------------------------------------
                          TOTAL OPERATING EXPENSES                                    3,573,986               3,189,943
                                                                                 ---------------------------------------

LOSS FROM OPERATIONS                                                                   (837,586)               (310,945)

OTHER INCOME (EXPENSE)                                                               (1,430,000)                (73,743)
LOSS ASSIGNED TO MINORITY INTERESTS
                                                                                 ---------------------------------------
NET LOSS BEFORE COMPREHENSIVE INCOME                                                 (2,267,586)               (384,688)

OTHER COMPREHENSIVE INCOME
              UNREALIZED GAINS ON SECURITIES                                            618,865                       -
                                                                                 ---------------------------------------
NET LOSS                                                                             (1,648,721)               (384,688)

              UNDECLARED PREFERRED STOCK DIVIDENDS                                      (39,804)                (30,570)
                                                                                 ---------------------------------------
NET LOSS FOR COMMON SHAREHOLDERS                                                   $ (1,688,525)             $ (415,258)
                                                                                 =======================================

BASIC LOSS PER COMMON SHARE                                                            $  (0.05)                $ (0.03)
                                                                                 =======================================

DILUTED LOSS PER COMMON SHARE                                                          $  (0.05)                $ (0.03)
                                                                                 =======================================

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
              BASIC AND DILUTED                                                      31,485,924              15,424,004
                                                                                 =======================================

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTH PERIODS


                                                                                            July 1,2000             July 1,1999
                                                                                              through                 through
                                                                                           March 31,2001           March 26,2000
                                                                                           -------------           -------------
TOTAL REVENUE                                                                                $ 9,619,843            $ 10,366,002
                                                                                         ----------------------------------------

OPERATING EXPENSES
              Cost of sales, including occupancy except depreciation                           4,423,701               5,476,350
              Operating expenses                                                               3,727,442               3,912,433
              Depreciation and amortization                                                      481,999                 567,268
              General and administrative expenses                                              3,182,822                 911,347
                                                                                         ----------------------------------------
                          TOTAL OPERATING EXPENSES                                            11,815,964              10,867,398
                                                                                         ----------------------------------------

LOSS FROM OPERATIONS                                                                          (2,196,121)               (501,396)
OTHER INCOME (EXPENSE)                                                                        (1,218,410)               (156,514)
LOSS ASSIGNED TO MINORITY INTERESTS                                                              246,000                       -
                                                                                         ----------------------------------------
NET LOSS BEFORE COMPREHENSIVE INCOME                                                          (3,168,531)               (657,910)

OTHER COMPREHENSIVE INCOME
              UNREALIZED GAINS ON SECURITIES                                                     539,400                       -
                                                                                         ----------------------------------------
NET LOSS                                                                                      (2,629,131)               (657,910)

              UNDECLARED PREFERRED STOCK DIVIDENDS                                              (119,413)                (91,710)
                                                                                         ----------------------------------------
NET LOSS FOR COMMON SHAREHOLDERS                                                            $ (2,748,544)             $ (749,620)
                                                                                         ========================================

BASIC LOSS PER COMMON SHARE                                                                     $  (0.12)                $ (0.05)
                                                                                         ========================================

DILUTED LOSS PER COMMON SHARE                                                                   $  (0.13)                $ (0.05)
                                                                                         ========================================

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
              BASIC AND DILUTED                                                               21,555,908              15,278,452
                                                                                         ========================================

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTH PERIODS


                                                                                                  July 1,2000         July 1,1999
                                                                                                   through             through
                                                                                                 March 31,2001       March 26,2000
OPERATING ACTIVITIES
              Net loss                                                                           $ (3,168,531)        $ (657,910)
              Adjustments to reconcile net loss to net cash provided by
                   operating activities:
                          Depreciation and amortization                                               490,034            567,268
                          Loss assigned to minority interests                                        (246,000)                 -
                          Unrealized losses on investments                                          1,050,000                  -
                          Amortization of deferred revenue                                            (36,262)          (241,634)
                          Deferred revenue proceeds                                                         -            120,720

                          Changes in assets and liabilities:
                                       (Increase) Decrease in accounts receivable                     344,795             39,958
                                       (Increase) Decrease in deposits and other assets              (275,796)            35,266
                                       (Increase) in prepaid expenses and other
                                              current assets                                          109,481            (48,797)
                                       Decrease in inventories                                         67,700             39,564
                                       Increase (Decrease) in accounts payable                      1,076,823           (671,794)
                                       Increase (Decrease) in accrued expenses and other
                                              liabilities                                            (158,139)           (71,600)
                                                                                               ----------------------------------
              Net cash (used in) provided by operating activities                                    (745,895)          (888,959)
                                                                                               ----------------------------------

INVESTING ACTIVITIES
              Investments made by subsidiary                                                       (2,772,966)        (2,100,000)
              Purchases of businesses                                                                (297,647)                 -
              Proceeds from disposition of restaurants, net of capital expenditures                    52,197             29,267
                                                                                               ----------------------------------
              Net cash used in investing activities                                                (3,018,416)        (2,070,733)
                                                                                               ----------------------------------

FINANCING ACTIVITIES
              Issuance of common stock                                                                123,250          5,674,978
              Proceeds from long term debt                                                                  -          1,010,133
              Principal payments of long term debt                                                 (1,366,715)          (275,661)
                                                                                               ----------------------------------
              Net cash (used in) provided by financing activities                                  (1,243,465)         6,409,450
                                                                                               ----------------------------------

              Net (decrease) in cash and cash equivalents                                        $ (5,007,776)       $ 3,449,758

CASH AND EQUIVALENTS,beginning of period                                                            8,239,351            165,459
                                                                                               ----------------------------------
CASH AND EQUIVALENTS,end of period                                                               $  3,231,575        $ 3,615,217
                                                                                               ==================================

Supplemental disclosure of cash flow information:
              Cash paid for interest                                                             $          -        $    62,508
                                                                                               ==================================

Supplemental disclosure of noncash transactions:
              Common stock issued to settle accounts payable                                     $          -        $       -
                                                                                               ==================================

Supplemental disclosure of noncash transactions:
              Common stock issued to settle debt and interest                                    $          -        $   146,396
                                                                                               ==================================


                    DIGITAL CREATIVE DEVELOPMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

Arthur Treacher's Inc. ("ATI Delaware") an 80% owned subsidiary: either directly or through it's own subsidiaries operates 21 Arthur Treacher's Fish and Chips and Pudgies restaurants in Pennsylvania, New York, New Jersey and Delaware.

Digital Creative Development Corporation (" DCDC (Delaware)"): a subsidiary, which primarily acquires and makes investments in traditional entertainment content entities. In addition the Company invests and forms joint ventures with web design, web consulting and companies that create and transmit digital broadband content.

CineBLAST! : a subsidiary, which is a developer and producer of independent short and feature films.

Tuneinmovies.com, Inc. ("TM"): a subsidiary, which primarily aggregates content and delivers it to homes and businesses through the integration of various traditional and digital distribution methods, including streaming and store-and-forward technologies.

Keynomics, Inc. ("KI"): a subsidiary, which provides software technology to industry, with emphasis on performance improvement and ergonomic education and training in the computer workstation environment.

Earnings per Share

Effective December 28, 1997, the Company implemented the provisions of Statement of Financial Accounting Standards # 128 "Earnings Per Share". All earnings per share information presented has been restated to reflect the provisions of this statement.

NOTE 3- COMMITMENTS AND CONTINGENCIES

------ATAC Corporation and Patrick Cullen v. Arthur Treacher's Inc. and James Cataland, Case No. 1:95CV 1032, in the U.S. District Court, Northern District, Ohio Eastern Division; filed May 9, 1995. On November 16, 1994, the Company (the former Arthur Treacher's, Inc.) terminated the agency agreement of a Regional Development Representative, ATAC Corporation, on the grounds that ATAC breached the agreement by assigning the agency agreement to a third party without the consent of the Company. ATAC claims that the Company was aware of and consented to the third-party assignment. The Company is unaware of any document signed by a properly-authorized representative of the Company formally authorizing or consenting to the assignment. On May 9, 1995, ATAC filed the action and alleged that the Company terminated the contract without cause, tortuously interfered with other business relationships, committed wrongful conversion of the territory and committed restraint of trade and price-fixing, breach of contract, fraud, and violations of RICO. ATAC originally demanded a minimum of $2,750,000 in compensatory damages and $6,000,000 in punitive damages. In response to the original complaint, the Company filed a motion to dismiss all of the claims. In addition, the Company filed a counterclaim against ATAC seeking a Declaratory Judgment that ATAC does not have a service contract with the Company in certain areas which the Company does business, that ATAC has committed breach of contract and that the Company is entitled to indemnification for previous lawsuits which have occurred because of the actions of ATAC on behalf of the Company. ATAC has twice amended the claims and allegation of the original complaint. In the Third Amended Complaint ATAC asserts claims against the Company and the Company's former President, James Cataland, for fraud, breach of contract, tortuous interference with contract, violations of the Ohio Business Opportunity Act, violations of the Ohio Consumer Sales Practices Act and breach of fiduciary duty. ATAC seeks in excess of $10,000,000 in compensatory, punitive, and statutory damages from the Company. In response to the Third Amended Complaint, the Company in 1997 filed a Motion to Dismiss ATAC's claims for breach of fiduciary duty and under the Consumer Sales Practices and Business Opportunity Acts, the Company also requested that the district court dismiss the claim against the Company's former President. The Company in 1998 filed Motions for Summary Judgment on behalf of itself and the Company's former President with respect to all of ATAC's claims (except breach of contract) and requested that the court refer the remaining contract claim to binding arbitration. The Court recently granted the Company's Motion to Stay the lawsuit pending arbitration and the ruling is presently the subject of an appeal to the Sixth Circuit Court of Appeals.

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

------------M.I.E. Hospitality, Inc. v. Fred Woods, et al.; Crystal Run Company, L.P. v. M.I.E Hospitality, Inc., Poughkeepsie Galleria v. M.I.E Hospitality, Inc.; Pyramid Company of Buffalo v. M.I.E Hospitality, Inc.; Pyramid Crossgates Company v. M.I.E Hospitality, Inc.; Carrousel Center Company L.P. v. M.I.E. Hospitality, Inc. M.I.E. Hospitality Inc., a wholly owned subsidiary - of ATI Delaware, is a party to six actions in New York State that have been consolidated for discovery purposes in New York Supreme Court in Albany County, New York. Each of these actions arises out of M.I.E.'s lease of certain food court premises at five Pyramid Malls across New York State, and Pyramid's eviction of M.I.E. in December 2000.

M.I.E. commenced the action entitled M.I.E. v. Fred Woods, et al. in December 2000. M.I.E. asserts four substantively identical causes of action with respect to each of the five mall locations. These causes of action are for breach of lease, conversion, wrongful eviction, and trespass. M.I.E. is in the process of calculating its claim for damages, which claim is anticipated to be in excess of $2,200,000.00, and may be awarded treble damages if it succeeds under its wrongful eviction claim under RPAPLss. 853.

In each of its five actions, which were commenced on January 3, 2001, Pyramid seeks pre-eviction rent and additional rent arrears, post eviction accelerated rent and additional rent, and attorney's fees. Pyramid's damage claims exceed $2,400,000.00

The actions are in the discovery phase. Documents have been produced, but depositions have not occurred. The Company's attorneys intend to vigorously defend the Company against the claims made by the plaintiffs but cannot estimate the outcome at this time. The award of substantial damages to Pyramid would have an adverse impact on the operations of M.I.E. and the Company. M.I.E. does not own or operate any of the Company's Pudgies restaurants.

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

Overview

The Company's principal sources of revenues are from the operation of it's Company owned restaurants and the receipt of royalties from franchisees. The Company presently owns 21 restaurants; franchises 75 restaurants; and co-brands 96 restaurants. The Company's cost of sales include food, supplies and occupancy costs (rent and utilities at Company owned stores). Operating expenses include labor costs at the Company owned stores and advertising, marketing and maintenance costs. Franchise services and selling expenses include fees payable to regional representatives and their expenses. General and administrative expenses include costs incurred for corporate support and administration, including the salaries and related expenses of personnel at the Company's headquarters, the costs of operating the headquarters offices (rent and utilities) and certain related costs (travel and entertainment).

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

At acquisition, net liabilities of Pudgies exceeded net assets by approximately $ 1.4 million, and a corresponding amount was allocated to Goodwill. Mr. Jeff Bernstein, the Chief Executive Officer of Pudgies, became Chief Executive Officer and President of ATI (Delaware). The Company conducts its restaurant operations through ATI (Delaware) and intends to distribute all of its shares of capital stock of ATI (Delaware) to its shareholders.

On October 31, 2000, ATI (Delaware) closed its Jacksonville, Florida headquarters offices and its Bloomsburg, Pennsylvania field office, consolidating all operations in the Lake Success, New York headquarters offices of Pudgie's Famous Chicken, resulting in general and administrative cost reductions.

                               BUSINESS OPERATIONS

ENTERTAINMENT BUSINESS

The Company intends to acquire and make investments primarily in traditional entertainment content entities. The investments are made either directly or through its subsidiary, DCDC (Delaware). The Company's entertainment business is headquartered in New York, New York. The Company's strategy is to acquire and invest in entities which provide comprehensive services to a wide variety of entertainment and other related businesses and for general public consumption. The Company seeks strategic alignments with these business entities to focus on creative services (i.e., original content production; web design; advertising; brand marketing; etc.) resulting in revenue generation from motion pictures; television; animation; product endorsement and sales; and licensing and syndication. Content is intended to be delivered to both business and the consumer through digital broadband and conventional distribution platforms.


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

The Company through its entertainment subsidiary has invested or advanced approximately $1,371,800 in two entertainment concept companies during the nine-month period ended March 31, 2001. These companies are CineBLAST !, a wholly-owned subsidiary, and Eyecandy, an affiliate of the Company.

In March 2001 the Company acquired Tuneinmovies.com, Inc. ("TM") through its subsidiary, DCDC--Delaware ("DCDC"). TM is a creator and aggregator of new media content. At that time, DCDC--Delaware also acquired Keynomics, Inc. ("KI"), which provides software technology to industry.

RESTAURANT BUSINESS

The Company presently operates quick service seafood restaurants under the names "Arthur Treacher's" and "Pudgies'". These restaurants either owned by the Company or franchised, are located in 13 states, Puerto Rico and Canada, with the greatest concentration in the northeast region of the United States. The Company conducts its restaurant operations through ATI (Delaware) and intends to distribute all of its shares of capital stock of ATI (Delaware) to its shareholders. ( See "Overview" elsewhere herein for further information).

RESULTS OF OPERATIONS

The following discussion includes the following periods: unaudited interim financial statements for the three months and nine months ended March 31, 2001 and March 26, 2000.

2001 Three Months and 2000 Three Months.

The Company's reported total revenues of $2.7 million for the three-month period ended March 31, 2001 reflected an decrease of $142,600 or 5 % compared to $2.9 million in the same three-month period ended March 26, 2000. This decrease was entirely attributable to the franchising of certain Company owned restaurants compared to the same period in the previous fiscal year, and also to the closing of non-profitable restaurants and two office locations. This decrease offset sales in the current quarter from the acquisition of Pudgies Famous Chicken; this acquisition contributed a total of $ 766,000 to revenues for the three months ended March 31, 2001. Additionally, sales were adversely affected by (i) the severe weather conditions in the Northeast where the Company operates its owned stores, and (ii) by construction at certain shopping malls in which two Company owned stores are located. Sales from the Company's recent acquisitions in March 2001 (Tune In Media and Keynomics) were insignificant.

The Company's total costs and expenses (exclusive of general and administrative expense) decreased $591,000 or 20 % for the three-month period ended March 31, 2001 from $ 2.9 million in the 2000 period. This decrease was primarily attributed to the franchising of certain Company owned restaurants and to the closing of non-profitable locations.

General and administrative expense increased $975,000 or 332 %to $1.3 million for the three-month period ended March 31, 2001from $ 293,200 in the corresponding three month period of 2000. The increase is primarily attributed to the expenses incurred by DCDC (Delaware), which began operations in 2000, in the amount of $473,500 for the three month period ended March 31, 2001.Additionally, general and administrative expenses of the Pudgies operations approximated $300,000 for the current three month period.

Included in Other Expense and integral to the acquisition of Pudgies, the Company incurred non-recurring costs of $380,000 for headquarters relocation, termination, and shutdown of non-profitable stores in the three months ended March 31,2001. In addition, the Company, as a result of market conditions, wrote down certain investments in several Internet entities held by DCDC (Delaware) to net realizable value in the current period; that adjustment totaled $ 1.1 million. Bruce Galloway, Chairman of the Board of the Company, became chairman of the parent company of one such entity five months after the Company had made its initial investment. Ralph Sorrentino, the former CEO and President served as a director of another such entity at the time the Company made its investment.

The foregoing resulted in a loss (before preferred dividends) of $ 2.2 million for the three months ended March 31, 2001 compared to a loss of $ 385,000 (before preferred dividends) in the prior period.


2001 Nine Months and 2000 Nine Months.

The Company's total revenues of $ 9.6 million for the nine-month period ended March 31,2001 reflected a decrease of $746,200 or 7.2 % compared to $ 10.4 million in the same nine-month period ended March 26, 2000. Exclusive of the revenues from the Pudgies acquisition, the Company recognized a decrease in net restaurant sales (defined as gross restaurant sales less coupons, promotion cost and discounts) due primarily to the franchising of certain Company owned restaurants to existing franchisees, and to closing of non-profitable locations. Additionally, weather conditions in the Northeast; construction problems; and lower marketing allowances from the Company's suppliers adversely affected revenues in the current period.

The Company's total costs and expenses (exclusive of general and administrative expense) decreased $1.3 million or 13% for the nine-month period ended March 31, 2001from $ 10 million in the corresponding nine month period ended March 26,2000.This decrease was primarily attributed to the franchising of certain Company owned restaurants compared to the same period in the previous fiscal year and also to the closing of non-profitable restaurants and two office locations.

General and administrative expense increased $2.3 million or 149% to $3.2 million for the nine-month period ended March 31,2001, compared to $911,300 for the nine-month period ended March 26, 2000. The increase is primarily attributed to the expenses incurred by DCDC (Delaware), which began operations in June 2000 and to the general and administrative expenses of the Pudgies operation acquired in October 2000.

Other Income (Expense) for the current period includes non-recurring costs of $500,000 for headquarters relocation, employee termination, and shutdown of non-profitable stores integral to the acquisition of Pudgies. This is net of Other Income reflecting the increase of other licensing income of approximately $150,000 and a credit resulting from the discount of debt repaid in December 2000. In addition, the Company, as a result of market conditions, wrote down certain investments in several Internet entities held by DCDC (Delaware) to net realizable value in the current period; that adjustment totaled $ 1.1 million. Bruce Galloway, Chairman of the Board of the Company, became chairman of the parent company of one such entity five months after the Company had made its initial investment. Ralph Sorrentino, the former CEO and President, served as a director of another such entity at the time the Company made its investment.


The foregoing resulted in a loss (before preferred dividends) of $3.2 million for the nine months ended March 31,2001 compared to a loss of $ 657,900 (before preferred dividends) in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by $1.6 million at March 31,2001, compared to current assets exceeding its current liabilities by $4.2 million at June 30, 2000. The Company had cash and short-term investments of $3.2 million at March 31,2001 compared to $8.2 million at June 30, 2000. The primary reason for the reduction in net current assets and the reduction in cash and cash equivalents is the acquisition of Pudgies, which acquisition accounted for $ 1.8 million of the decrease in net working capital. Additionally, the Company's entertainment subsidiary (DCDC Delaware) made investments in and advances to entertainment concept entities of approximately $1.4 million. Further, DCDC (Delaware) acquired marketable securities of approximately $1.3 million in a publicity held provider of post-production services to the motion picture film and television industry. Losses at the Company's restaurant operations further adversely affected both cash and working capital. During fiscal 2001, the Company experienced negative cash flow, which has adversely affected its liquidity. The lack of liquidity in the Company has adversely affected the Company's restaurant operation.

Substantially all of the cash and short term investments as of March 31,2001 represents proceeds of the private placement by DCDC (Delaware) in 2000.The capital was raised by DCDC-Delaware and not the Company and is intended to be used principally for operations and the acquisition and investment in companies and technologies that focus on the creation and delivery of entertainment content.

The Company transferred its assets and liabilities related to its restaurant operation to ATI (Delaware). However, the Company may still be liable for certain liabilities of ATI (Delaware). Funds may be advanced by the Company from time to time to ATI (Delaware) to satisfy certain liabilities of the subsidiary. The Company intends to distribute all of its shares of ATI (Delaware) to its shareholders. In December 2000, the Company filed a registration statement with the Securities and Exchange Commission to effectuate that distribution.

On December 15, 2000, DCDC (Delaware) purchased a promissory note between Magee Industrial Enterprises, Inc. and MIE (a wholly-owned subsidiary of DCDC (Delaware)) for $ 450,000, which note was guaranteed by the Company. The balance owed to Magee was $585,000. On December 15, 2000, the Company, MIE and ATI (Delaware) also agreed to be jointly and severally liable to DCDC (Delaware) under a promissory note in the principal amount of $699,000, which represents the balance owed to Magee and $84,000 previously advanced by DCDC (Delaware) to the Company. The obligation for $699,000 bears interest at the rate of 12% per annum and is payable at the rate of $25,000 every three months through August 31, 2002, with the balance of $494,000 due on December 1, 2002. The amount of this note may change from time to time upon advances to MIE by DCDC (Delaware). At March 31,2001, the balance of the note was

$ 882,100.This obligation is evidenced by a promissory note senior to other indebtedness of the debtors and secured by the assets of the Company, MIE and ATI (Delaware). The increase in the note represents net advances to ATI(Delaware).

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

PART II  OTHER INFORMATION

Item 1   Legal Proceedings

RJS Consulting Corp. and Ralph J. Sorrentino v. Digital Creative Development Corporation. On May 6, 2001, the Company terminated its Executive Consulting Agreement (the "Consulting Agreement") with Ralph Sorrentino, its former President and Chief Executive Officer, and RJS Consulting Corporation for cause. On May 9, 2001, the Company received a demand for arbitration from Mr. Sorrentino and his consulting firm, RJS Consulting Corp. (collectively "Claimant") to arbitrate the termination of the Consulting Agreement before JAMS. Plaintiffs allege that the Consulting Agreement was terminated without "cause" and, separately and independently, that Mr. Sorrentino had "good reason" to terminate the Consulting Agreement, as the terms "cause" and "good reason" are defined in the Executive Consulting Agreement.

Claimant seeks (A) monetary damages in an amount not less than $5 million, which includes at least the following: (1) payment of Sorrentino's full base annual fee through October 1, 2002, in the amount of $354,167; plus (2) payment of severance compensation in the amount of $250,000; plus (3) immediate exercise of 5 million options to acquire the Company's shares at a price of $.01 per share and payment by the Company's repurchase of such shares at the price of $.501 per share for a purchase price (net of the $50,000 exercise price of the options) of $2,455,000; plus (4) payment of $2.5 million, the amount to which Sorrentino would have been entitled pursuant to the Consulting Agreement if the Company had not breached the Consulting Agreement, minus indebtedness previously assumed by the Company on behalf of Sorrentino; plus (B) compensatory and punitive damages in an amount to be proved at the hearing based on the defamation per se of the Company's agents in publicly and falsely accusing Sorrentino of theft and embezzlement; plus (C) such other further and different relief as the arbitration panel may grant.

The Company believes that the Claimant's claims are without merit, that the Company acted properly in terminating Sorrentino for cause and that the Company will prevail in arbitration. However, an adverse determination by the arbitration panel could have an adverse impact on the Company's operations.

------------M.I.E. Hospitality, Inc. v. Fred Woods, et al.; Crystal Run Company, L.P. v. M.I.E Hospitality, Inc., Poughkeepsie Galleria v. M.I.E Hospitality, Inc.; Pyramid Company of Buffalo v. M.I.E Hospitality, Inc.; Pyramid Crossgates Company v. M.I.E Hospitality, Inc.; Carrousel Center Company L.P. v. M.I.E. Hospitality, Inc. M.I.E. Hospitality Inc., a wholly owned subsidiary of ATI Delaware, is a party to six actions in New York State that have been consolidated for discovery purposes in New York Supreme Court in Albany County, New York. Each of these actions arises out of M.I.E.'s lease of certain food court premises at five Pyramid Malls across New York State, and Pyramid's eviction of M.I.E. in December 2000.

         M.I.E. commenced the action entitled M.I.E. v. Fred Woods, et al. in December 2000. M.I.E. asserts four substantively identical causes of action with respect to each of the five mall locations. These causes of action are for breach of lease, conversion, wrongful eviction, and trespass. M.I.E. is in the process of calculating its claim for damages, which claim is anticipated to be in excess of $2,200,000.00, and may be awarded treble damages if it succeeds under its wrongful eviction claim under RPAPLss.853.

         In each of its five actions, which were commenced on January 3, 2001, Pyramid seeks pre-eviction rent and additional rent arrears, post eviction accelerated rent and additional rent, and attorney's fees. Pyramid's damage claims exceed $2,400,000.00

              The actions are in the discovery phase. Documents have been produced, but depositions have not occurred. The Company's attorneys intend to vigorously defend the Company against the claims made by the plaintiffs but cannot estimate the outcome at this time. The award of substantial damages to Pyramid would have an adverse impact on the operations of M.I.E. and the Company. M.I.E. does not own or operate any of the Company's Pudgies restaurants.



Item 2            Changes in Securities and Use of Proceeds

                                    None

Item 3            Defaults on Senior Securities

                                    None

Item 4            Submission of Matters to a Vote of Shareholders

                                    None

Item 5            Other Information

                                    None

Item 6            Exhibits and Reports on Form 8-K

-----On February 22, 2001, the Company filed a report on Form 8-K under Item 5 to report the conversion of 11,879,957 shares of common stock of the Company's subsidiary, Digital Creative Development Corporation, a Delaware corporation, into an equal number of shares of the Company.

----- On March 27, 2001, the Company filed a report on Form 8-K under Item 5 to report the acquisition of all of the outstanding capital stock of Tuneinmovies.com, Inc. and Keynomics, Inc.








                                   SIGNATURES


In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     DIGITAL CREATIVE DEVELOPMENT CORPORATION
                                     (Registrant)

Date:    May 30, 2001
                                     /s/ Martin Wade III
                                     -------------------------------------
                                     Martin Wade III
                                     President/Chief Executive Officer

                                     /s/ Vincent De Lorenzo
                                     -------------------------------------
                                     Vincent De Lorenzo
                                     Vice President & Controller