Form 10KSB
period 2002-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2005-11-23
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT
Under Section 13 or 15(d) of the Securities Act of 1934
For the Fiscal Year Ended June 30, 2002

DIGITAL CREATIVE DEVELOPMENT CORPORATION
(Formerly ARTHUR TREACHER’S, INC.)
(Name of Small Business Issuer in Its Charter)

UTAH	34-1413104
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 East 82nd Street, New York, NY	10028
(Address of Principal Executive Offices)	(Zip Code)

212-247-0581
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of Each Class to be so Registered	Name of Each Exchange on Which Each Class is to be Registered

Securities registered under Section 12(g) of the Act:

75 ,000,000 shares	Common Stock, $.01 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year. $ 192,700

Shares outstanding : 51,689,165 at September 22, 2005

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $7,236,000

Note: if determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

PART I

BACKGROUND

Digital Creative Development Corporation (the “Company”) is principally involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests. Prior to February 28, 2002, the Company’s primary business was the operation, franchising, ownership and development of Arthur Treacher’s Fish & Chip’s (“Arthur Treacher’s”) and Pudgie’s Famous Chicken (“Pudgie's”) fast food restaurants. . However, we have since begun to search for candidates with which to enter into business combinations or strategic transactions. (See “Plan of Business”).Since the Spring 2002, the Company has been inactive , except for its interest in International Microcomputer Software Inc. (“IMSI”) (OTCBB- IMSI).

On February 28, 2002, the Company sold its 80% interest in Arthur Treacher’s, Inc. (Delaware) (“ATI (Delaware)”) to PAT Services, Inc. (“PAT Services”), an entity controlled by Mr. Jeffery Bernstein, for the consideration of $100, assumption of liabilities and a waiver by Mr. Bernstein of his right to convert his shares of ATI (Delaware) into shares of common stock of the Company under the conversion agreement with the Company, ATI (Delaware) and Mr. Bernstein executed in connection with the acquisition of Pudgie's in October 2000. Contemporaneously with the sale of ATI (Delaware), ATI (Delaware) transferred certain property rights (including all its trademarks) and 100% of the stock of its subsidiaries, Arthur Treacher’s Franchise Systems, Inc. and Pudgie's Franchise Corp. to PAT Franchise Systems, Inc. (“PAT Franchise”), an entity controlled by Mr. Bernstein, in consideration for the assumption of certain liabilities of ATI (Delaware). The two subsidiaries of ATI (Delaware) are parties to the franchise agreements with the franchisees in the Arthur Treacher’s and Pudgie's restaurant systems.

In conjunction with the sale of ATI (Delaware), the secured promissory note executed in December 2000 by the Company, ATI (Delaware) and its subsidiary, M.I.E. Hospitality, Inc. (“MIE”) in favor of DCDC (Delaware) was amended and restated. The amended promissory note has a principal balance of $1,071,310, which equaled the outstanding principal balance and accrued and unpaid interest on the original note as of February 28, 2002. PAT Services became a party to the note and pledged its 80% interest in ATI (Delaware) as collateral to secure the note. PAT Franchise became a guarantor of the note and provided DCDC (Delaware) with a first security interest in the proprietary rights transferred by ATI (Delaware) to PAT Franchise and in the franchise agreements to which Arthur Treacher’s and Pudgie's are parties. The note was due on December 1, 2004 and bore interest at the rate of 12% per year, with the interest payable monthly commencing April 30, 2002. The Company and PAT Services executed interest payment waivers for the months of April, May and June 2002. The Company sold the amended promissory note to KGS Holdings, Ltd for consideration of $107,131 on June 22, 2002 and used the proceeds for working capital purposes.

In February 2000, the Company formed a subsidiary, Digital Creative Development Corporation, a Delaware corporation (“DCDC (Delaware)”), for the purpose of investing and acquiring entities engaged in creating and providing entertainment content to businesses and consumers through digital broadband and conventional distribution platforms. In August 2000, the Company, a Utah Corporation changed its name from Arthur Treacher’s, Inc. to Digital Creative Development Corporation (the “Company”).

On August 31, 2001, the Company signed a merger agreement (the “Merger Agreement”) with IMSI. The Company was to merge into a wholly owned subsidiary of IMSI. Shareholders of the Company were to exchange shares of common stock of the Company for IMSI common stock constituting approximately 51% of the issued and outstanding common stock of IMSI. Upon execution of the Merger Agreement, the Company purchased a promissory note in the principal amount of $ 3,580,000 for $2,500,000, owed by IMSI to Union Bank of California, which note was to have been cancelled upon consummation of the merger. Since 1982, IMSI has been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and Internet technology.

Upon signing of the Merger Agreement, Martin Wade, then the Company’s CEO, also became CEO of IMSI. In addition, as of the date of the Merger Agreement, the members of the Board replaced the members of the Board of Directors of IMSI, who resigned in their entirety with the exception of Robert Mayer, who continues to serve as a board member, and who also became a member of the board of the Company.

On February 28, 2002, the Company and IMSI entered into an agreement, which provided for the conversion of the promissory note purchased by the Company into 9,000,000 shares of common stock of IMSI plus $250,000 in cash to be paid in 15 monthly installments. The parties agreed to terminate the merger contemplated by the Merger Agreement. IMSI also agreed to prepare and file a registration statement registering 2,000,000 of common stock and to provide the Company with piggyback registration rights with respect to the remaining 7,000,000 shares. Effective January 31, 2002, certain members of the Boards of Directors of the Company and IMSI resigned, with no directors serving on the boards of both companies.

IMSI is a graphics and CAD (Computer-Aided-Design) software and Internet technology company headquartered in Novato, California. IMSI owns and operates three business divisions: Design Software, ArtToday.com and Design. NET. IMSI’s Design Software division is based on TurboCAD computer aided design software and FloorPlan3D home design software. Since 1982, IMSI has been a developer and publisher of productivity software in precision design, graphics design and other related business applications. ArtToday.com, is a wholly owned subsidiary of IMSI and offers images, photos, fonts and other digital content over the Internet. Design.NET’s charter is to offer design online with 3D viewing and editing.

As of September 22, 2005, the closing bid price of common stock of IMSI as quoted on the NASD Bulletin Board was $1.10 per share.

Item 1.    Description of Business

A.    Overview

Until February 28, 2002, the primary business of the Company was the operation and franchising of Arthur Treacher’s and Pudgie’s restaurant concepts, as well as the co-branding of these concepts with Nathan’s Famous, Inc. (“Nathan’s”), Miami Subs Corporation (“Miami Subs”) and Kenny Rogers Roasters (“Kenny Rogers”). Currently, the Company does not have any existing operations.

Plan of Business

The Company intends to locate and enter into a transaction with an existing, public or privately-held company that in management's view, has growth potential (a "Target Business"). A transaction with a Target Business may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets of the Target Business or any other form which will result in the combined enterprise remaining a publicly-held corporation.

Acquisitions or business combinations may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring, or combining with, a business involves many risks, including:

•	unforeseen obligations or liabilities;
•	difficulty assimilating the acquired operations and personnel;
•	risks of entering markets in which we have little or no direct prior experience;
•	potential impairment of relationships with employees or customers as a result of changes in management; and
•	Potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets.

We cannot make assurances that we will make any acquisitions or business combinations or that we will be able to obtain additional financing for such acquisitions or combinations, if necessary. If any acquisitions or combinations are made, we cannot make assurances you that we will be able to successfully integrate the acquired or combined business into our operations or that the acquired or combined business will perform as expected.

Furthermore, Federal and state tax laws and regulations have a significant impact upon the structuring of transactions. Management will evaluate the possible tax consequences of any prospective transaction and will endeavor to structure a transaction so as to achieve the most favorable tax treatment. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated transaction. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a transaction, there may be adverse tax consequences to us, a target business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular transaction, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Pending negotiation and consummation of a transaction, the Company anticipates that it will have, aside from carrying on its search for a transaction partner, no business activities, and, thus, no source of revenue. Should the Company incur any significant liabilities prior to a combination with a Target Business, it may not be able to satisfy without additional financing such liabilities as are incurred.

H. Employees

As of June 30, 2002 and through the current date, the Company had no employees. Gary Herman, the Company’s Chairman, Chief Executive Officer, President and Secretary and Skuli Thorvaldsson the Company’s Chief Financial Officer serve on a management consulting basis.

ENTERTAINMENT AND SOFTWARE BUSINESS

This segment of the Company’s business, operating through its subsidiary, DCDC (Delaware), was established to invest and acquire entities, which develop, produce and distribute software and media content resulting in revenue generation from motion pictures; television; animation; product endorsement and sales; and licensing and syndication. Content is intended to be delivered to businesses and consumers through digital broadband and conventional distribution platforms.

For the period through June 30, 2002, DCDC (Delaware) made the following investments in an effort to execute the plan above.

Our Yearbook Corp. was a portal site for high school and college yearbooks on the Internet. DCDC (Delaware) invested $450,000 for 450,000 shares of preferred stock as well as three loans for an aggregate principal amount of $160,000. On August 3, 2000, Our Yearbook was forced into an involuntary proceeding under Chapter 11 of the U.S. Bankruptcy Code. In February, 2001 the matter was converted to Chapter 7 liquidation by the Court. DCDC (Delaware) has established allowances in the amount of $610,000 during the 2001 fiscal year.

Interactive Pager Media, Inc. (n/k/a Comstar Wireless Corp.) is a provider of wireless two-way paging services in the United States. DCDC (Delaware) invested $1,000,000 for 122,100 shares of preferred stock. DCDC (Delaware)  established an allowance for the full amount of the investment. The assets of Comstar were sold in May 2004 and it is the Company’s position that a return on this investment will not be realized.

Thinking Tools, Inc. (n/k/a GVI Security Solutions, Inc. (OTCBB: GVIS) was a provider of Internet services. DCDC (Delaware) invested $300,000 for 600,000 shares of common stock of Thinking Tools. DCDC (Delaware) has written down this investment to its market value at June 30, 2002, of $.02/share. From February to May 2004 the company sold its position in this investment for gross proceeds of  approxiamatelly $ 69,000 and realized a loss of $231,000.

Liquor.com, Inc. was an Internet site for the purchase of wine, champagne, spirits, and accessories. DCDC (Delaware) loaned Liquor.com $250,000 under a promissory note which was convertible into 71,023 shares of common stock and a warrant exercisable for 35,511 shares of common stock. DCDC (Delaware) established an allowance for the full amount of the note since Liquor.com ceased operations in the Fall of 2000.

MadeMyWay.com, Inc. (n/k/a Datametrics Corporation) was a provider of Internet based digital printing services. DCDC (Delaware) invested $1,200,000 for 1,200,000 shares of common stock of MadeMyWay.com. DCDC (Delaware) established an allowance for the full amount of the investment since MadeMyWay.com ceased operations in April 2001. In April 2002, in consideration of its investment, DCDC (Delaware) received 2,600,000 shares of common stock of DataMetrics Corporation (OTCBB: DMTI), the former parent of MadeMyWay. Subsequently, the stock of DMTI was subject to a 20:1 reverse stock split. At present, DCDC (Delaware) has 120,000 shares of common stock of DMTI. The Company has written down this investment to its market value at June 30, 2002 of $.02 per share. On September 22, 2005, the common stock of DMTI was quoted at $.02 per share.

Heavy.com, Inc. is a digital entertainment company with a focus on original content creation. DCDC (Delaware) extended a loan of $500,000 to the company in the summer of 2000. DCDC (Delaware) also has warrants to purchase 63,450 shares of common stock of Heavy.com at $7.47/ share. In the fall of 2000 this loan was converted to 320,194 shares of Series B-2 Preferred Stock. DCDC (Delaware) has established an allowance for the full amount of the investment since it is the Company’s position that this investment has no significant value that will be realized. In the summer of 2004, the Company sold its investment to the two principal shareholders of Heavy for the total consideration of $30,000.

Acquisitions

In September 2000, the Company, through DCDC (Delaware) invested or advanced approximately $1,841,100 in two entertainment concept companies. These companies were CineBlast, Inc., a wholly owned subsidiary, and EyeCandy, an affiliate of the Company. CineBlast was an independent movie production company. EyeCandy was a production company whose primary focus was the production and distribution of a television series, America in 60 Minutes, in China. At June 30, 2001 the Company wrote off its investments and advances and absorbed a charge for impairment loss, since it was determined that the respective operations of these entities were to be curtailed and that no significant value from these operations could be realized by the Company.

In December, 2001 the Company entered into an agreement with the principals of CineBlast!, Gil Holland, Michael Morley and Raymond DeMarco to transfer 100% of the shares of CineBlast for the consideration and reduction of sums of various consulting and employment agreements. In January, 2003 the principals of CineBlast, Raymond DeMarco, Michael Morley and Gil Holland filed an action in New York State Supreme Court, New York County (Index# 100192/03) against the Company and DCDC (Delaware) alleging among other things, breach of contract. In July, 2003 the parties executed a Settlement Agreement and a Stipulation of Discontinuance. (See, Legal Proceedings). Additionally, in November 2001 the Company discontinued the operations of its affiliate, EyeCandy.

In March 2001 the Company acquired Tuneinmovies.com, Inc. (“Tune-In”) through DCDC (Delaware). Tune-In was a creator and aggregator of new media content. At that time, DCDC also acquired Keynomics, Inc. (“Keynomics”), which provides software technology to industry, with emphasis on performance improvement and ergonomic education and training in the computer workstation environment. As of June 30, 2002, the Company had disposed of all of its investments in Tune-In and Keynomics.

On November 29, 2001, the Company and IMSI executed a Stock Purchase Agreement, effective October 1, 2001, for the sale of Keynomics to IMSI. Keynomics was sold for the total consideration of  $450,000. IMSI agreed to pay the purchase price as follows: (i) $50,000 paid in cash on the closing date; (ii) $150,000 in equal monthly installments of $25,000 per month for 6 months; (iii) $100,000 was paid by crediting against the purchase price the payments made to the Company in October and November 2001; and (iv) $150,000 paid by offsetting against the purchase price certain payments from the Company to IMSI made between the Effective Date and Closing.

On November 5, 2001, after experiencing less than anticipated results from the operations of Tune-In, the Company entered into a memorandum agreement to sell certain assets and liabilities of Tune-In to its management team.

On August 31, 2001, the Company signed a merger agreement (the “Merger Agreement”) with IMSI. The Company was to be merged into a wholly owned subsidiary of IMSI. Shareholders of the Company were to exchange shares of common stock of the Company for IMSI common stock constituting approximately 51% of the issued and outstanding common stock of IMSI. Upon execution of the Merger Agreement, the Company purchased a promissory note in the principal amount of $3,580,000 owed by IMSI to Union Bank of California, which note was to have been cancelled upon consummation of the merger.

Upon signing of the Merger Agreement, Martin Wade also became CEO of IMSI. In addition, as of the date of the Merger Agreement, the members of the Board replaced the members of the Board of Directors of IMSI, who resigned in their entirety with the exception of Robert Mayer, who continues to serve as a board member, and who also became a member of the board of the Company.

On February 28, 2002, the Company and IMSI entered into an agreement which provided for the conversion of the promissory note purchased by the Company into 9,000,000 shares of common stock of IMSI plus $250,000 in cash to be paid in monthly installments over 15 months. The parties agreed to terminate the merger contemplated by the Merger Agreement. IMSI also agreed to prepare and file a registration statement registering 2,000,000 of the shares of common stock and to provide the Company with piggyback registration rights with respect to the remaining 7,000,000 shares. In addition, effective February 28, 2002, certain members of the Boards of Directors of the Company and IMSI resigned and no directors continue to serve as directors of both companies.

The Investment Company Act of 1940

The Investment Company Act of 1940 (the “Act”) was primarily meant to regulate “investment companies,” which generally include families of mutual funds of the type offered by the Fidelity and Vanguard organizations (to pick two of many), closed-end investment companies that are traded on the public stock markets,,and certain non-managed pooled investment vehicles such as unit investment trusts. These entities are in the business of investing, reinvesting and trading in securities and generally own relatively diversified portfolios of publicly traded securities that are issued by companies not controlled by these entities.

A company can, either deliberately or inadvertently, come to have the defining characteristics of an investment company within the meaning of the Act without proclaiming that fact or being willing to voluntarily submit itself to regulation as an acknowledged investment company The Act and rules under it contain provisions to differentiate “true” operating companies from companies that may be considered to have sufficient investment-company-like characteristics to require regulation by the Act’s complex procedural and substantive requirements. These provisions apply to companies that own or hold securities, as well as companies that invest, reinvest and trade in securities, and particularly focus on determining the primary nature of a company’s activities, including whether an investing company controls and does business through the entities in which it invests or, instead, holds its securities investments passively and not as part of an operating business. For instance, under what is, for most purposes, the most liberal of the relevant tests, a company may become subject to the Act’s registration requirements if it either holds more than 45% of its assets in, or derives more than 45% of its income from, investments in companies that the investor does not primarily control or through which it does not actively do business. In making these determinations the Act generally requires that a company’s assets be valued on a current fair market value basis, determined on the basis of securities’ public trading price or, in the case of illiquid securities and other assets, in good faith by the company’s board of directors. The Company views its investments in IMSI, as operating investments primarily intended to secure its strategic goals.

The Company‘s investments that it held as of June 30, 2002 should be regarded as strategic deployments of Company assets to develop its digital entertainment and software business, rather than financial investments that generally are considered to constitute investment securities. The Company has never held itself out as an investment company; its historical development has focused almost exclusively restaurant, software and digital entertainment business; the activities of its officers and employees have been overwhelmingly addressed to achieving success in the restaurant, software and digital entertainment business; and prior to 2000, its income (and losses) have been derived almost exclusively from the restaurant and has more recently sought companies in the software and digital entertainment business. The Company is primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities.

The Company’s only significant asset as of September 22, 2005 was its ownership interest of 6,835,758 shares of common stock of IMSI, constituting approximately 23% of the total outstanding shares of common stock of IMSI. An additional 450,000 shares of common stock, or approximately 2% of IMSI is beneficially owned by Gary Herman, the Company’s Chairman. 337,000 shares of common stock, or approximately 1% of IMSI is beneficially owned by Bruce Galloway, the Company’s principal shareholder. Mr. Galloway also owns options to purchase 100,000 shares of IMSI stock at $ 1.10 per share and 500,000 warrants at $ .81 per share. Although the Company and its affiliates do not act as a group, the Company believes that the Company controls IMSI within the meaning of the Act. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), the Company would be required either to register as a closed-end investment company or a business development company under the Act, or, in the alternative, to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act.

If the Company elects to register as a closed-end investment company under the Act, a number of significant requirements will be imposed upon the Company. These would include, but not be limited to, a requirement that at least 40% of the Company’s board of directors not be “interested persons” of the Company as defined in the Act , that those directors be granted certain special rights with respect to the approval of certain kinds of transactions (particularly those that pose a possibility of giving rise to conflicts of interest); and broad prohibitions on affiliate transactions. While the Company could apply for individual exemptions from these restrictions, there could be no guarantee that such exemptions would be granted, or granted on terms that the Company would deem practical. Additionally, the Company would be required to report its financial results in a different form from that currently used by the Company, which would have the effect of turning the Company’s Statement of Operations “upside down” by requiring that the Company report any investment income that it may receive and the results of its investment activities, instead of its operations, as its primary sources of revenue.

If the Company elects to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act, the Company would need to ensure that the value of investment securities (excluding the value of U.S. Government securities and securities of certain majority-owned subsidiaries) does not exceed forty percent (40%) of the Company’s total assets (excluding the value of U.S. Government securities and cash items) on an unconsolidated basis. In seeking to meet this requirement, the Company might choose to divest itself of assets that it considers strategically significant for the conduct of its operations or to acquire additional operating assets that would have a material effect on the Company’s operations. There can be no assurance that the Company could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in the Company issuing additional shares that may dilute the equity of the Company’s existing stockholders, and/or result in the Company incurring additional indebtedness, which could have a material impact on the Company’s balance sheet and results of operations. Were the Company to acquire any additional businesses, there would the additional risk that the Company’s acquired and previously-existing businesses could be disrupted while the Company attempted to integrate the acquired business, as well as risks associated with the Company attempting to manage a new business with which it was not familiar. Any of the above risks could result in a material adverse effect on the Company’s results of operations and financial condition.

Item 2.    Description of Property.

Since January 2002, the Company's principal executive offices have been located at 200 East 82nd Street, New York, NY 10028. The Company is charged a nominal amount for the use of these premises.

Item 3.    Legal Proceedings.

The Company and its various subsidiaries and operating units are from time to time involved in ordinary and routine litigation. The Company is also involved in the following litigation:

ATAC Corporation and Patrick Cullen v. Arthur Treacher's, Inc. and James Cataland, Case No. 1:95CV 1032, in the U.S. District Court, Northern District, Ohio Eastern Division; filed May 9, 1995.

On November 16, 1994, Arthur Treacher's terminated the agency agreement of a Regional Development Representative, ATAC Corporation, on the grounds that ATAC breached the agreement by assigning the agency agreement to a third party without the consent of Arthur Treacher's. ATAC claims that the Company was aware of and consented to the third-party assignment. The Company is unaware of any document signed by a properly authorized representative of the Company formally authorizing or consenting to the assignment. On May 9, 1995, ATAC filed the action and alleged that the Company terminated the contract without cause, tortuously interfered with other business relationships, committed wrongful conversion of the territory and committed restraint of trade and price-fixing, breach of contract, fraud, and violations of RICO. ATAC originally demanded a minimum of $2,750,000 in compensatory damages and $6,000,000 in punitive damages. In response to the original complaint, the Company filed a motion to dismiss all of the claims. In addition, the Company filed a counterclaim against ATAC seeking a Declaratory Judgment that ATAC does not have a service contract with the Company in certain areas which the Company does business, that ATAC has committed breach of contract and that the Company is entitled to indemnification for previous lawsuits which have occurred because of the actions of ATAC on behalf of the Company. ATAC has twice amended the claims and allegation of the original complaint. In the Third Amended Complaint, ATAC asserts claims against the Company and the Company's former President, James Cataland, for fraud, breach of contract, tortuous interference with contract, violations of the Ohio Business Opportunity Act, violations of the Ohio Consumer Sales Practices Act and breach of fiduciary duty. ATAC seeks in excess of $10,000,000 in and statutory damages from the Company. In response to the Third Amended Complaint, the Company in 1997 filed a Motion to Dismiss ATAC's claims for breach of fiduciary duty and under the Consumer Sales Practices and Business Opportunity Acts. The Company also requested that the district court dismiss the claim against the Company's former President. The Company in 1998 filed Motions for Summary Judgment on behalf of itself and the Company's former President with respect to all of ATAC's claims (except breach of contract) and requested that the court refer the remaining contract claim to binding arbitration. The Court granted the Company's Motion to Stay the lawsuit pending arbitration and the ruling is presently the subject of an appeal to the Sixth Circuit Court of Appeals. The parties submitted briefs to the Sixth Circuit between July and October of 1999 and a hearing was held in June 2000. The Sixth Circuit should hand down its decision within the next few months.

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

PAT Services, assumed any liability or award from this legal proceeding in connection with the sale of ATI (Delaware), the Company’s restaurant operations on February 28, 2002. The Company has received no notice of any further developments in this action since 2000.

Sorrentino v. Digital Creative Development Corporation

Ralph Sorrentino, the former President and Chief Executive Officer of the Company commenced an action, entitled RJS Consulting Corp. and Ralph J. Sorrentino v. Digital Creative Development Corporation et. al., on or about May 9, 2001. The Demand for Arbitration alleged that the Executive Consulting Agreement between the Company and RJS Consulting Corp. was terminated without cause and that Mr. Sorrentino had “good reason” to terminate the agreement. The Demand for Arbitration sought monetary damages in an amount not less than $5,000,000 arising out of the alleged breach of the Executive Consulting Agreement and compensatory and punitive damages in an amount to be proved at the arbitration arising out of the alleged defamation of Mr. Sorrentino by agents of the Company.

The Company, DCDC (Delaware), Mr. Sorrentino, and RJS Consulting Corp., an affiliate of Mr. Sorrentino, executed the Executive Consulting Agreement in May 2000. Under the agreement, Mr. Sorrentino, acting through RJS Consulting Corp., served as Chief Executive Officer and President of the Company and DCDC (Delaware). Mr. Sorrentino was to receive a base annual fee of $250,000 for an initial term of 30 months. Mr. Sorrentino received options to purchase 5,000,000 shares of Common Stock at an exercise price of $.37/share, which exercise price was reduced to $.01 under certain circumstances. The Company had also agreed to assume and be primarily liable for and to indemnify Mr. Sorrentino against up to $2,500,000 of indebtedness incurred by Mr. Sorrentino for any legal purpose. The Company terminated Mr. Sorrentino on May 7, 2001.

The Company, DCDC (Delaware), RJS Consulting Corp. and Mr. Sorrentino executed a Memorandum of Agreement on October 30, 2001. Pursuant to the Memorandum, the Company agreed to buy out Mr. Sorrentino’s interest under the Executive Consulting Agreement and related documents and Mr. Sorrentino agreed to surrender all of his options to purchase common stock of the Company, including the option for 5,000,000 shares of common stock issued in connection with the Executive Consulting Agreement. Under the Memorandum, the Company agreed to pay Mr. Sorrentino $270,000 and to assume an aggregate of $1,669,600 in indebtedness from Mr. Sorrentino, including two mortgages in favor of Wells Fargo for an aggregate of $570,600, a mortgage in favor of Fleet Mortgage Group in the principal amount of $1,000,000 and an lease in favor of Chase Automotive Finance in the principal amount of $99,792. Such payments are to be made over a period of fifteen (15) years in monthly installments, except for Chase Automotive, which is for a period of two (2) years. Upon satisfaction of the obligation to Chase Automotive Finance, the Company agreed to pay Mr. Sorrentino an aggregate of $4,653 payable in 36 equal monthly installments. The Company agreed that upon the consummation of the merger with IMSI, the Company’s obligations to Mr. Sorrentino will be secured by the assets of IMSI, such security interest to be subordinated to existing secured bank debt and certain other creditors who had previously agreed to restructure their indebtedness in order to facilitate the merger with IMSI.

In the event that the merger with IMSI was not consummated, the Company agreed under the Memorandum to enforce its rights under the promissory note, which the Company purchased from Union Bank of California in August 2001, and, upon foreclosure on the promissory notes, IMSI shall be obligated to make payments to the Company of $ 50,000 per month for 60 months, in turn, remitting payment to Sorrentino. The merger with IMSI was not consummated.

On February 28, 2002, the Company and IMSI terminated the proposed merger agreement, and entered into an agreement which provides for the conversion of the promissory note purchased by the Company into 9,000,000 shares of common stock of IMSI plus $250,000 in cash to be paid in monthly installments over 15 months. The parties agreed to terminate the merger contemplated by the Merger Agreement. IMSI also agreed to prepare and file a registration statement registering 2,000,000 of the shares of common stock and to provide the Company with piggyback registration rights with respect to the remaining 7,000,000 shares. In addition, effective February 28, 2002, certain members of the Boards of Directors of the Company and IMSI resigned and no directors continue to serve as directors of both companies.

Subsequently, on July 25, 2002, Mr. Sorrentino and RJS Consulting Corp., filed an action in New York State Supreme Court, New York County (Index # 602399/02) against the Company, DCDC (Delaware), various officers and directors, alleging among other things, breach of contract and fraud. In February, 2003 the Parties entered into a settlement agreement and dismissal of the action. Under the settlement, the Company made a one time cash payment to Mr. Sorrentino of $300,000 and transferred 500,000 shares of stock, of its holdings in International Microcomputer Software, Inc. valued at $565,000 for a total fair value of $ 865,000.

CineBlast Litigation

In January, 2003 the principals of CineBlast, Raymond DeMarco, Michael Morley and Gil Holland field an action in New York State Supreme Court, New York County (Index # 100192/03) against the Company and DCDC (Delaware). In July, 2003 the parties executed a Settlement Agreement and a Stipulation of Discontinuance. The settlement agreement provided for the following: 1) the payment by the Company of $5,000 each to mssrs. DeMarco, Morley and Holland; 2) 80,000 shares of stock of IMSI owned by the Company to each of mssrs. DeMarco, Morley and Holland; 3) three (3) Promissory Notes (totaling $175,000.00), requiring the Company to pay mssrs. Holland, DeMarco and Morley $58,333.33 each, two (2) years from the date in which this Settlement Agreement is executed. If the IMSI Stock referred to above is unrestricted and able to be traded on the open market, and is above $2.00 on the date the Notes become due, DCDC shall have no obligation to pay the Notes, and said Notes shall become null and void. Further, DCDC’s obligations on the Notes shall be proportionately reduced if the IMSI Stock is below $2.00. (For example, if the stock price is $1.90 on said date, the $175,000.00 obligation shall be reduced by $151,000.00 leaving an obligation of $24,000.00, requiring DCDC to pay Holland, DeMarco and Morley $8,000.00 each. If the stock price is $1.80 on said date, the Notes shall be reduced by $127,000.00 leaving an obligation due of $48,000.00, requiring DCDC to pay Holland, DeMarco and Morley $16,000.00 each, etc.

In April 21, 2005 the Notes related to the CineBlast settlement became due and payable, since on that date, shares of IMSI did not trade above $2.00/share during the previous two (2) years.  Based on the above formula in the settlement agreement the total obligation due the principals of CineBlast is $153,600.  Management of the Company has negotiated a payout of this obligation under which the amount of $153,600 will be paid over six months, beginning July 2005, without interest, as follows: $15,000 at July 1 and August 1; $30,000 at September 1, October 1 and November 1; and $33,600 at December 1, 2005.

Pyramid Litigation

During the fiscal year ended June 30, 2002, M.I.E. Hospitality Inc., a wholly owned subsidiary of ATI (Delaware), was a party to six actions in New York State that have been consolidated for discovery purposes in New York State Supreme Court in Albany County, New York. Each of these actions arises out of M.I.E.'s lease of certain food court premises at five Pyramid Malls across New York State, and Pyramid's eviction of M.I.E. in December 2000. M.I.E. commenced the action entitled M.I.E. v. Fred Woods, et al., in December 2000. M.I.E. asserts four substantively identical causes of action with respect to each of the five mall locations. These causes of action are for breach of lease, conversion, wrongful eviction, and trespass. M.I.E. is in the process of calculating its claim for damages, which claim is anticipated to be in excess of $2,200,000, and may be awarded treble damages if it succeeds under its wrongful eviction claim under RPAPLss.853. In each of its five actions, which were commenced on January 3, 2001, Pyramid seeks pre-eviction rent and additional rent arrears, post eviction accelerated rent and additional rent, and attorney's fees. Pyramid's damage claims exceed $2,400,000. The actions are in the discovery phase. Documents have been produced, but depositions have not occurred. The Company's attorneys intend to vigorously defend the Company against the claims made by the plaintiffs but cannot estimate the outcome at this time. The award of substantial damages to Pyramid would have an adverse impact on the operations of M.I.E. and the Company. M.I.E. does not own or operate any of the Company's Pudgie's restaurants. PAT Services, assumed any liability or award from this legal proceeding in connection with the sale of ATI (Delaware), the Company's restaurant operations on February 28, 2002.  The Company has received no notice of any further developments in this action since 2002.

PAT Services assumed any liability or award from this legal proceeding, in connection with the sale of ATI (Delaware) on February 28, 2002.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.
PART II
Item 5.    Market for Common Equity and Related Stockholder Matters.

The following table sets forth the high and low prices for the periods indicated as reported by the National Daily Quotation Service, Inc. between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. On September 22, 2005, the closing bid price was $.14/share.

	Low	High
2000 Fiscal Year

First Quarter	$.313	$.438
Second Quarter	.250	.469
Third Quarter	.344	4.46
Fourth Quarter	1.25	3.94

2001 Fiscal Year

First Quarter	1.31	2.50
Second Quarter	.320	1.37
Third Quarter	.320	.900
Fourth Quarter	.250	.420

2002 Fiscal Year

First Quarter	.110	.270
Second Quarter	.100	.110
Third Quarter	.070	.200
Fourth Quarter	.150	.250

The Common Stock was recorded on the NASD Bulletin Board with the symbol DCDC. On September 22, 2005, the number of record holders of the Company's Common Stock was 500.

In November 2001, the Company's stock was delisted from the NASD Bulletin Board due to its failure to timely file its Form 10-KSB with the Securities and Exchange Commission. The stock is traded on the Pink Sheets.

Dividends

In November and December 1997, the Company consummated a private placement with respect to equity units consisting of shares of its Series C Preferred Stock and warrants to purchase shares of common stock for aggregate proceeds of $990,000. The Company sold 9,900 shares of Series C Preferred Stock with warrants to purchase 148,500 shares of common stock attached. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100/share plus accrued and unpaid dividends, at any time. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semi-annually, if and when the Board declares a dividend. On September 28, 1998, the Company sold 4,000 shares of Series D Preferred Stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $400,000. The preferred stock is convertible into 400,000 shares of common stock. The holders of the preferred stock are entitled to a cumulative dividend of 15% per annum, payable semi annually, if and when the Board declares a dividend.

To date, the Company has not paid any dividends on its Common Stock or Preferred Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Series A and Series C Preferred Stock. The amount of accumulated and unpaid dividends on the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock was approximately $634,500 as of June 30, 2002.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

This Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Financial Statements and Notes thereto.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

The financial and business analysis below provides information that the Company believes is relevant to an assessment and understanding of the Company's consolidated financial condition, changes in financial condition, and results of operations. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 Certain matters and statements made in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates," "may," "believes," "estimates," "projects," "expects" "intends," and words of similar import. In addition to the statements included in this Annual Report on Form 10-KSB, the Company and its representatives may from time to time make other oral or written forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks, and uncertainties include, but are not limited to, general business conditions, including the timing or extent of any recovery of the economy, the highly competitive nature of the industry in which the Company operates, the continued involvement of military forces in the war on terrorism, the speed with which consumers regain confidence in the safety of air transportation and other risks and uncertainties. All such forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, and therefore, those statements may turn out to be incorrect. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes in future filings with the Securities and Exchange Commission or in any of its press releases. This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and those actual events or results may differ materially.

Overview

Prior to February,2002 the Company's principal sources of revenues were from the operations of Company owned restaurants and the receipt of royalties from franchisees. The Company's cost of sales included food, supplies and occupancy costs (rent and utilities at Company owned stores). Operating expenses include labor costs at the Company owned stores and advertising, marketing and maintenance costs.

Franchise services and selling expenses included fees payable to regional representatives and their expenses and the salary of the Company's Director of Franchise Services. General and administrative expenses include costs incurred for corporate support and administration, including the salaries and related expenses of personnel at the Company's headquarters (except the Director of Franchise Services), the costs of operating the headquarters offices (rent and utilities) and certain related costs (travel and entertainment).

Since the spring of 2002, the Company has been inactive , except for its interest in International Microcomputer Software Inc. , the evaluation of potential acquisitions and the settlement of pending disputes and litigation.

Results of Operations

Fiscal 2002 and Fiscal 2001

After reclassifying its results for the year ended June 30,2001 to reflect the effect of operations sold or discontinued, the Company reported total revenues of $ 192,700 for the year ended June 30, 2002 (“Fiscal 2002”), reflecting a decrease of $213,300 or 53%, compared to $ 406,700 for year ended June 30, 2001 (“Fiscal 2001”). These revenues were basically comprised of interest and dividend income and management fees and the decrease was primarily attributable to the company’s decrease in cash and dividend producing marketable securities.

Since the sale by the Company of its restaurant operations and the cessation of all of the Company’s operating subsidiaries, the Company’s operations for the fiscal year 2002 are not comparable to the prior year’s results. The operations for the current year reflect the Company’s management of its investment in IMSI, its only significant investment, which resulted in a transaction gain of $ 1.6 million upon conversion of a note receivable into 9,000,000 shares of commons stock. The sale of discontinued operations resulted in a gain of $ 3.6 million and a related loss of $ 1.0 million from the sale of a note receivable from that discontinued entity. Additionally, a settlement with the Company’s former executive officer resulted in a gain of $ 933,400. The foregoing resulted in net income of $ 3.9 million for the fiscal 2002 year as compared with a net loss of $ 20.5 million in the prior year.

In Fiscal 2001, the Company recognized losses of $3.7 million on investments of marketable and non-marketable securities; investments; and advances to its entertainment content entities. Approximately $450,000 of write-downs for security valuations was recorded in Fiscal 2000.

The loss from operations from the Company’s discontinued operation approximated $ 15.4 million in fiscal 2001.

Undeclared preferred stock dividends were $ 145,500 and $159,200 in Fiscal 2002 and Fiscal 2001, respectively.

Other expenses in Fiscal 2001 included charges and recognition of future payments of $2.5 million in connection with the Company’s settlement with its former CEO.

The foregoing resulted in a loss (before preferred dividends) of $20.5 million for the year ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current assets exceeded its current liabilities by $900,000 at June 30, 2002, compared to working capital of $2.0 million and non marketable at June 30, 2001. The Company had no cash or cash equivalents at June 30, 2002 compared to $3.2 million at June 30, 2001. However, its marketable securities had a market value of $ 6.8 million at June 30, 2002. Accounts payable and accrued expenses totaled $1.3 million at June 30, 2001. The primary reasons for the increase in net current assets is the sale and discontinuance of the company’s restaurant subsidiary and, additionally, the increase ion market value if the company’s current significant investment. On August 31, 2001, the Company paid $2.5 million in connection with its acquisition of IMSI’s secured indebtedness owed by IMSI to Union Bank of California in the principal amount of $3.6 million.

Losses at the Company’s restaurant operations further adversely affected both cash and working capital during Fiscal 2001, the Company experienced negative cash flow, which has adversely affected its liquidity. The lack of liquidity in the Company has adversely affected the Company’s restaurant operations. The Company's continued losses, working capital deficiency and lack of liquidity raise doubt about its ability to continue as a going concern.

Substantially all of the cash and short-term investments as of June 30, 2001 represent proceeds of the private placement by DCDC (Delaware) in 2000. The capital was raised by DCDC (Delaware) and not the Company and was intended to be used principally for operations and the acquisition and investment in companies and technologies that focus on the creation and delivery of entertainment content.

The Company transferred its assets and liabilities related to its restaurant operations to ATI (Delaware) in October 2000.

On February 28, 2002, the Company sold its 80% interest in ATI (Delaware) to PAT Services, an entity controlled by Mr. Bernstein, in consideration for $100, assumption of liabilities and a waiver by Mr. Bernstein of his right to convert his shares of ATI (Delaware) common shares into shares of common stock of the Company under the conversion agreement among the Company, ATI (Delaware) and Mr. Bernstein executed in connection with the acquisition of Pudgie's in October 2000. Contemporaneously with the sale of ATI (Delaware), ATI (Delaware) transferred certain property rights (including all its trademarks) and 100% of the stock of its subsidiaries, Arthur Treacher’s Franchise Systems, Inc. and Pudgie's Franchise Corp. to PAT Franchise Systems, an entity controlled by Mr. Bernstein, in consideration for the assumption of certain liabilities of ATI (Delaware). The two subsidiaries of ATI (Delaware) are parties to the franchise agreements with the franchisees in the Arthur Treacher’s and Pudgie's restaurant systems. While PAT Services agreed to indemnify the Company for all liabilities arising from the restaurant operations, the Company may still remain liable for some of ATI (Delaware)’s liabilities.

In conjunction with the sale of ATI (Delaware), the secured promissory note executed in December 2000 by the Company, ATI (Delaware) and its subsidiary, M.I.E., in favor of DCDC (Delaware) was amended and restated. The amended promissory note had a principal balance of $1,073,310, which equals the outstanding principal balance and accrued and unpaid interest on the original note as of February 28, 2002. PAT Services, Inc. became a party to the note and pledged its 80% interest in ATI (Delaware) as collateral to secure the note. PAT Franchise became a guarantor of the note and provided DCDC (Delaware) with a first security interest in the proprietary rights transferred by ATI (Delaware) to PAT Franchise and in the franchise agreements to which Arthur Treacher’s and Pudgie's are parties. To meet various working capital needs of the company, on June 20, 2002 ,the Company sold the amended promissory note and security agreement to KGS Holdings, Ltd. for the total consideration of $107,131.

In November 2001, Mr. Bernstein, the former President of the Company's Restaurant Division, lent the Company $50,000, bearing interest at 12% per annum.  The company made periodic payments on this debt.  In May 2004, Gary Herman and Bruce Galloway satisfied the obligation to Mr. Bernstein on behalf of the Company.  Mr. Herman and Mr. Galloway have equally assumed the balance of the note and the Company and Messrs. Galloway and Herman have extended the Notes to December 31, 2005.

In December 2001, Martin Wade, the former CEO of the Company, lent the Company the sum of $50,000, bearing interest at 10% per annum and due December 31,2001. As additional consideration for the loan, Mr. Wade was issued warrants to purchase 500,000 shares of common stock of the Company at $.01/share which were valued at $53,900. On June 1,2005, this note was extended to December 31,2005.

On February 28, 2002, the Company and IMSI entered into a "Mutual Termination Agreement and Release" with DCDC whereby the proposed merger was terminated and each company was released from all duties, rights, claims, obligations and liabilities arising from, in connection with, or relating to, the merger. The agreement called for the conversion of the promissory note purchased by the Company into 9,000,000 shares of common stock of IMSI plus $250,000 in cash to be paid in 15 monthly installments. The parties agreed to terminate the merger contemplated by the Merger Agreement. IMSI also agreed to prepare and file a registration statement registering 2,000,000 of the shares of common stock and to provide the Company with piggyback registration rights with respect to the remaining 7,000,000 shares. The Company may sell some of the IMSI stock to raise additional capital.

The Company has needed to raise capital to meet various business and financial obligations. In November 2001, the Company raised $270,000 capital at a price of $.04/share, for a total of 6,750,000 common shares issued under the terms of the transaction.

In January 2003, the Company borrowed the sum of $300,000 from its former chairman, Bruce Galloway. The term of the loan was three months with a 12% coupon. In addition, Mr. Galloway received 1,000,000 warrants with an exercise price of $.01/share and his lender, AFC Enterprises, Inc., received a warrant to purchase 1,000,000 shares of common stock at $.01/share. The loan was repaid in April, 2003. Mr. Galloway and AFC Enterprises exercised the respective warrants.

In April 2003 the Company issued $ 345,000, secured promissory notes to a group of investors. The notes mature in August 2004 with interest at 10%. In addition, for each $60,000 of notes issued, the Company issued a warrant to purchase 1,000,000 shares of stock at an exercise price of $.01/share. The notes are collateralized by 2,000,000 shares of IMSI stock currently held by the Company. The proceeds of this offering were used to repay the loan to Mr. Galloway and for the company’s working capital requirements.

The warrants issued in 2003 were valued at $392,500 and charged to interest expense.

The holders of promissory notes, have exercised 4,750,000 warrants associated with their notes at a price of $.01/share. The number of shares of IMSI Common Stock pledged as collateral for the $345,000 of promissory notes, are subject to adjustment one year after the initial closing date of the issuance of the promissory notes based on the 30-day trailing average of the bid prices of shares of Common Stock of IMSI as listed on the OTC Bulletin Board or such other exchange as such shares are then listed upon. As such, the number of shares that are subject to the pledge agreement as of June, 2004 are 747,869 shares.

In the Fall of 2004, all but two of the note holders granted extensions to the Company through December 31, 2005 with respect to the notes due in August, 2004. The principal amount of the notes subject to such extension is $225,000. The Company is attempting to negotiate an extension of the maturity dates with  the two remaining note holders, holding promissory notes in the aggregate principal amount of $120,000. The Company's management is confident that such extensions can be obtained, but  there can be no assurances that this will occur.

On September 10, 2003 the Company extended a bridge loan to Access Propeller, LLC ("Access") in the sum of $300,000. This loan is secured against all the assets of Access. Access owns 81% of Jippii (USA), n/k/a as DownPlay, Inc. DownPlay is in the business of providing downloadable mobile entertainment to cell phones and wireless devices. The loan bears interest at 10% and matures on February 4, 2004. In addition, the loan allows the Company the option to make a further investment of $900,000 in the form of preferred stock to acquire a total of 50.1% of the outstanding stock of Access. On October 31, 2003 the Company converted its loan to 304,250 shares of Preferred Series A stock. In December 2003, the Company decided not to make a further investment in Access or its subsidiary, DownPlay,  giving the Company an  ownership stake in Access of approximately 12%. Due to subsequent financing by Access, it is estimated that the Company's ownership stake has been reduced to approximately 9%.

On September 18, 2003, the Company entered into a 15% one-year note (the “Note”) with IMSI whereby we borrowed $350,000. The note is due, with interest, on September 18, 2004. The note is secured by 400,000 shares of IMSI stock currently owned by DCDC. The agreement required that DCDC not to sell any other IMSI common stock, which it holds, with the exception of private sales of IMSI common stock, until February 15, 2004. Concurrent with this note, DCDC repaid the entire principal portion of a $50,000 note, made in favor of IMSI on February 25, 2003. That note, due on February 25, 2004 was unsecured and carried a 4% interest rate. The interest payable, amounting to $1,162, is outstanding as of the filing and is due and payable on February 18, 2004. On September 18, 2004, the Company and IMSI entered into an amendment to the Note. The Amendment provides for the extension of the maturity date to May 31, 2005 as well as the payment of accrued interest by October 31, 2004 in the sum of $52,000. In addition, the Company provided to IMSI as additional collateral, its ownership stake in Access Propeller, LLC.

On January 5, 2005, IMSI sold and assigned the Note to Multi-Mag corporation ("Multi-Mag"). On June 5, 2005, the Company and Multi-Mag executed Amendment #2 to the promissory note.  This amendment provides that DCDC shall pay all accrued interest due from September 19, 2004 through June 17, 2005 under the promissory note to MULTI-MAG no later than June 30, 2005. Additionally, interest will be paid on the Note from June 18, 2005 through the payment date, which will be no later than June 30, 2005 at the rate of $135 per day.

On June 17, 2005 the Company remitted a payment of $ 38,979.45. MULTI-MAG agreed to extend the due date for the principal and the remaining accrued interest on the note from May 31, 2005 to December 31, 2005.

On September 30, 2004, the Company sold 200,000 shares of IMSI for gross proceeds of $200,000. The Company used $77,500 of this amount to pay certain indebtedness owed IMSI in the form of accrued interest and a reduction of principal.

On May 25, 2005 the Company sold 250,000 shares of IMSI for gross proceeds of $277,000. The Company used approximately $38,980 of this amount to pay accrued interest to Multi-Mag and the remainder for general working capital purposes.

The Company believes that it will need additional financing and working capital to finance its operations.  Without additional financing, the Company will be unable to continue its operations. Although the Company has obtained additional financing in the past and believes it could meet its needs through either additional borrowings or the sale of additional equity, there can be no assurance that the Company would succeed in obtaining any such financing, or that the terms of such transactions could be effected, or that such strategy will be successful.

The shares of IMSI owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of IMSI's then outstanding shares of common stock. In the event that IMSI becomes listed on the NASDAQ or on a national securities exchange, the maximum amount that can be sold will be the greater of one percent of the outstanding shares and the average weekly trading volume of IMSI's common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC.

Item 7.  Financial Statements.

The financial statements are filed as part of this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants.

Effective June 23 ,2004, the company engaged the services of Miller Ellin & Co., LLP to replace the Company’s former auditor as the Company’s independent certifying public accountant. The Company notified its former auditor, Goldstein Golub & Kessler, LLP (the "Former Auditor") that the client-auditor relationship had ceased. The Former Auditor had served as the Company's independent public accountant prior to its resignation. The Former Auditors report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion. There were no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

Item 8A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this quarterly report and, based on their evaluation, our principal executive and financial officer have concluded that these controls and procedures are not effective and do not meet the requirements thereof. This is as a result of (i) the difficulties in auditing the books and records of Pudgie’s, a private company acquired in October 2000, and (ii) turnovers experienced when the principal operating subsidiary, Arthur Treacher’s, Inc., was sold and subsequent changes in senior management of the Company and its Accounting and Finance Personnel. We are, however, working diligently on having these requirements met.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control Over Financial Reporting. There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or Rule 15d-15(d) that occurred during the period covered by this quarterly report, or to our knowledge in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

Name	Age	Position

Gary Herman	41	Chairman of the Board, Chief Executive Officer, and Secretary

Skuli Thorvaldsson	64	Director, Chief Financial Officer,Treasurer

Sigurdur Jon Bjornsson	39	Director

Directors

Gary Herman. Mr. Herman was elected to the Board of Directors in May 2001 and became Chairman and Chief Executive officer in January 2002. Mr. Herman is also the Managing Partner of Galloway Capital Management, LLC and the managing director of Arcadia Securities LLC. Prior to this, he was an investment banker with Burnham Securities from 1997 to 2002. Prior to joining Burnham, he was the managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman is currently Chairman of the Board of DataMetrics Corporation and a director of Shells Seafood Restaurant Corp. Mr. Herman has a B.S. from the State University of New York at Albany. Mr. Herman became a director of IMSI in August 2001 pursuant to the merger agreement between the Company and IMSI. Mr. Herman resigned as a director of IMSI on January 25, 2002.

Skuli Thorvaldsson. Mr. Thorvaldsson has been a member of the Board of Directors since May 1996. He became Chief Financial Officer in February 2002. Mr. Thorvaldsson is a private entrepreneur/investor. From 1980 to 2003 Mr. Thorvaldsson was the Chief Executive Officer of the Hotel Holt in Reykjavík, Iceland. He is a director of Allied Resource Corporation, an advanced technologies industrial service company based in Wayne, PA; as well as a director of Holt Holdings s.a., a Luxembourg-based investment company. Mr. Thorvaldsson graduated from the Commercial Collage of Iceland and the University of Barcelona and holds a law degree from the University of Iceland. He became a director of IMSI in August 2001 pursuant to the merger agreement between the Company and IMSI. Mr. Thorvaldsson resigned as a director of IMSI on February 26, 2002.

Sigurdur Jon Bjornsson. Mr. Bjornsson had been a director of the Company since March 2000. Until recently, Mr. Bjornsson served as the President and CEO of Framtak Investment Bank, Inc., an Icelandic based firm specializing in venture investments. Mr. Bjornsson also serves on the boards of several European companies including: Icebird Airline, Scandinavian Pizza Company "DOMINOS", New Industries, and Betware.com (chairman), Ltd. Mr. Bjornsson is a graduate of the University of Iceland with a BS in Business Finance. Mr. Bjornsson became a director of IMSI in August 2001 pursuant to the merger agreement between the Company and IMSI. Mr. Bjornsson resigned as a director of IMSI on February 26, 2002. Mr. Bjornsson resigned from the board of the Company in April 2005.

Each Director is elected to serve until the Company's next annual meeting of shareholders and until his successor is duly elected and qualified. There are no agreements with respect to the election of directors. Executive officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.

Beneficial Ownership Reporting Compliance

Section 16 A (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal year ended June 30, 2002 all filing requirements were met.

Item 10.  Executive Compensation.

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2002; 2001; 2000.

(a) Summary Compensation Table

Annual Compensation				Awards Payouts	Payouts	long-term Compensation

					Restricted	Securities
Name and Principal				Other Annual	Stock	Underlying	LTIP	All Other
Position	Year	Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation

Gary Herman, CEO	2002	$0	$0	$0	-	500,000	$0	$0

Bruce Galloway Chairman & CFO	2002	$0	$0	$0	-	10,000	$0	$0

	2001	$14,000	$0	$0	-	311,329	$0	$0

	2000	$110,000	$0	$0	-	10,000	$0	$0

Martin Wade III	2002	$108,000	$0	$0	-	100,000	$0	$0

	2001	$216,667	$0	$0	-	1,000,000	$0	$0

	2000	$0	$0	$0	-	-	$0	$0

Vincent DeLorenzo	2002	$87,500	$0	$0	-	137,500	$0	$0

	2001	$108,285	$0	$0	-	-	$0	$0

	2000	$0	$0	$0	-	-	$0	$0

Jeffrey Bernstein President & CEO of Arthur Treacher's	2002	$73,000	$0	$0	-	-	$0	$0

	2001	$146,154	$0	$0	-	-	$0	$0

	2000	$0	$0	$0	-	-	$0	$0

Ralph Sorrentino Former President & CEO - Terminated	2002	$0	$0	$0	-	-	$0	$225,262

	2001	$75,000	$0	$0	-	5,000,000	$0	$0

	2000	$0	$0	$0	-	-	$0	$0

(b) Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs granted	Percentage of total options/SARs granted to employees in fiscal year	Exercise or base price	Expiration date

Gary Herman	500,000	16.4%	$0.01	12/7/06

Bruce Galloway	10,000	4.0%	$0.31	1/1/06

Bruce Galloway	500,000	16.4%	$0.01	12/7/06

Martin Wade III	500,000	16.4%	$0.01	12/7/06

Vincent DeLorenzo	175,000	5.0%	$0.01	12/7/06

(c) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End None
Name	Shares acquired on exercise	Value Realize	Number of Unexercised options/SARs at June 30, 2002		In-The-Money Options/SARs at June 30, 2002

Bruce Galloway	-	$0	639,455	Options	$57,600

			639,455	Exercisable

Executive Compensation

Martin Wade served as President and Chief Executive Officer of the Company and DCDC (Delaware) pursuant to an employment agreement dated as of June 1, 2000. Mr. Wade receives a base salary of $200,000 per year for the initial term of the agreement, which expires on November 30, 2002. Upon execution of the agreement, he received options to purchase 1,000,000 shares of the Company’s common stock at a price of $1.00/share through May 31, 2006. Mr. Wade resigned from the Company on December 31, 2001 and the exercise price of his options was reduced to $.01/share.

Jeff Bernstein served as President and Chief Executive Officer of ATI (Delaware) and the various Pudgies entities pursuant to an employment agreement dated as of June 1, 2000. Mr. Bernstein receives a base salary of $200,000 per year for the initial term of the agreement, which expires on October 19, 2005. Commencing on October 19, 2002 and upon each anniversary of his employment thereafter, Mr. Bernstein is entitled to an increase equal to the greater of five percent of the base salary per year or the annual percentage increase of the Consumer Price Index. The term is renewable for an additional five-year period by ATI (Delaware) upon a minimum of 180 days notice. Mr. Bernstein resigned his position with the company on February 28, 2002 upon the sale of ATI (Delaware).

Gary Herman and an affiliate, GH Ventures LLC, an entity of which Gary Herman is the sole member, provides services as the Company's Chairman, Chief Executive Officer, Secretary and Consultant. Due to the limited available working capital of the Company, he has received minor compensation since taking office in January 2002.

Skuli Thorvaldsson is the Company's Chief Financial Officer. He has received no cash compensation for his services as Chief Finaincial Officer or as a consultant to the Company, since taking office in February 2002 due to the Company’s lack of working capital.

In June, 2005, the Company awarded both Mr. Herman and Mr. Thorvaldsson options to purchase 1,250,000 shares of common stock at an exercise price of $.01 per share and expiring in June 2015.  These options were awarded for past services to the Company during the fiscal year ended June 30, 2002.  The options were valued at approximately $290,000 and charged to earnings in the fiscal year ended June 30, 2005.

Further, the Company intends to grant Messrs. Herman and Thorvaldsson additional compensation in the form of cash and /or stock options in connection with their services as Directors and for management services to the Company for the fiscal years commencing July 1, 2001. However, the amount and nature of such additional compensation is subject to an evaluation by an independent third party consultant engaged by the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of September 22, 2005, with respect to officers, directors and persons who are known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Shareholder	Shares	Percentage

Bruce R. Galloway (1)	9,412,177	18.0

Skuli Thorvaldsson (2)	1,650,000	3.1

Gary Herman (3)	2,355,000	4.4

Officers and Directors as a Group	4,005,000	7.27

Total Outstanding Shares	51,689,165

(1) Bruce R. Galloway was the Chairman of the Board of the Company until January 2002. Includes (i) options to purchase 1,750,000 shares of Common Stock, which are exercisable at an exercise price of $.01/share through June 30, 2015; (ii) 1,040,404 shares of common stock held by Jacombs Trading, Inc. and 544,100 shares of common stock owned by his wife and children. Excludes 2,000,000 shares owned by Burnham International, Inc. Bruce Galloway is a managing director of Burnham Securities Inc., which previously owned 49% of Burnham International, Inc.

(2) Gives effect to the conversion of 400,000 shares of Series D Preferred Stock into 400,000 shares of common stock for no additional consideration.

(3) Includes options to purchase 1,750,000 shares of common stock at $.01 through June 30, 2015.

The Company intends to grant Messrs. Herman and Throvaldsson additional compensation in the form of cash and/or stock options in connection with their services as Directors and for management services to the Company for the fiscal years commencing July 1, 2001, but the amount and nature of such compensation is subject to an evaluation by an independent third party consultant engaged by the Company.

Item 12. Certain Relationships and Related Transactions.

On September 30, 1999, the Company issued 12% promissory notes in the aggregate principal amount of $289,000 including notes in the principal amount of $105,000, $84,000, $50,000 and $50,000 from Bruce Galloway, NTS Financial Services, Ltd., Evan Binn and Europa International, Inc. Knoll Capital Management, Inc., is the investment manager for Europa. Mr. Knoll is the sole shareholder of Knoll Capital Management, Inc. Interest accrues at a rate of 12% per annum. In addition, the debt and interest was convertible into shares of common stock at $.21/share commencing September 30, 2000. In conjunction with the promissory notes the Company issued 481,667 warrants at an exercise price of $.30/share, which warrants are exercisable through September 30, 2004. All noteholder converted their promissory notes and all accrued interest thereon in to common stock on November 1, 2001.

On October 21, 1999, the Company issued 12% promissory notes in the aggregate principal amount of $221,000 included notes in the principal amount of $50,000 from each of Bruce Galloway, NTS Financial Services, Ltd., Ralph Sorrentino and Europa International, Ltd. Knoll Capital Management, Inc., is the investment manager for Europa. Mr. Knoll is the sole shareholder of Knoll Capital Management, Inc., respectively. Interest accrues at a rate of 12% per annum. In addition, the debt and interest on each note is convertible into shares of common stock at $.21/share commencing October 21, 2000. In conjunction with the promissory notes, each of the four investors received 83,333 warrants at an exercise price of $.30/share, which warrants are exercisable through October 21, 2004. All noteholders converted their promissory notes and all accrued interest thereon in to common stock on November 1, 2001.

On December 1, 1999, the Company issued 12% promissory notes in the aggregate principal amount of $75,000 from Bruce Galloway the Company's former CEO and Chairman of the Board and a note in the principal amount of $25,000 to Jacombs Trading, Inc., an affiliate of Mr. Galloway. Interest accrued at a rate of 12% per annum. In addition, the debt and interest is convertible into shares of common stock at $.28/share commencing December 1, 2000. In conjunction with the promissory notes, the Company issued 131,578 warrants at an exercise price of $.38/share, which warrants are exercisable through December 1, 2004. Mr. Galloway and Jacombs converted the promissory notes and all accrued interest thereon in to 439,268 shares of common stock on November 1, 2001.

On January 5, 2000, the Company issued 12% promissory notes in the aggregate principal amount of $50,000 from NTS Financial Services, Ltd. Interest accrued at a rate of 12% per annum. In addition, the debt and interest was convertible into common stock at $.28/share commencing January 5, 2001. In conjunction with the promissory notes the Company issued 65,789 warrants at an exercise price of $.38/share, which warrants are exercisable through January 5, 2005. In February 2001, NTS Financial Services, Ltd. converted its promissory note and all accrued interest thereon into 200,000 shares of common stock.

On February 5, 2000, the Company issued 12% promissory notes in the aggregate principal amount of $395,000 included notes in the principal amount of $50,000 from each of Bruce Galloway, NTS Financial Services Ltd., Evan Binn, Ralph Sorrentino and Europa International Inc. (Knoll Capital Management, Inc., is the investment manager for Europa. Mr. Knoll is the sole shareholder of Knoll Capital Management Inc.). Interest accrues at a rate of 12% per annum. In addition, the debt and interest on each $50,000 note is convertible into shares of common stock at $.24/share commencing February 5, 2001. In conjunction with the promissory notes the Company issued 83,333 warrants to each holder of a $50,000 note at an exercise price of $.30/share, which warrants are exercisable through February 5, 2005. NTS Financial Services Ltd. and Mr. Binn each converted their his promissory notes and all accrued interest thereon in to 233,333 shares of common stock in February 2001 and Mr. Galloway converted his promissory note and all accrued interest thereon into 251,729 shares of common stock on November 1, 2001. Mr. Sorrentino was repaid in cash in March 2001.

In May 2000, the Company granted Mr. Wade options to purchase 1,000,000 shares of common stock at an exercise price of $.37/share. See "Item 10. Executive Compensation."

In February 2002, Bruce Galloway purchased 4,344,300 shares of common stock in a private placement at a purchase price of $.04/share.

On February 28, 2002, the Company sold its 80% interest in ATI (Delaware) to PAT Services, an entity controlled by Mr. Bernstein, in consideration for $100, assumption of liabilities and a waiver by Mr. Bernstein of his right to convert his shares of ATI (Delaware) common shares into shares of common stock of the Company under the conversion agreement among the Company, ATI (Delaware) and Mr. Bernstein executed in connection with the acquisition of Pudgie's in October 2000. Contemporaneously with the sale of ATI (Delaware), ATI (Delaware) transferred certain property rights (including all its trademarks) and 100% of the stock of its subsidiaries, Arthur Treacher’s Franchise Systems, Inc. and Pudgie's Franchise Corp. to PAT Franchise, an entity controlled by Mr. Bernstein, in consideration for the assumption of certain liabilities of ATI (Delaware). The two subsidiaries of ATI (Delaware) are parties to the franchise agreements with the franchisees in the Arthur Treacher’s and Pudgie's restaurant systems.

In conjunction with the sale of ATI, the secured promissory note executed in December 2000 by the Company, ATI (Delaware) and its subsidiary, M.I.E., in favor of DCDC (Delaware) was amended and restated. The amended promissory note has a principal balance of $1,073,310, which equals the outstanding principal balance and accrued and unpaid interest on the original note as of February 28, 2002. PAT Services became a party to the note and pledged its 80% interest in ATI (Delaware) as collateral to secure the note. PAT Franchise became a guarantor of the note and provided DCDC (Delaware) with a first security interest in the proprietary rights transferred by ATI (Delaware) to PAT Franchise and in the franchise agreements to which Arthur Treacher’s and Pudgie's are parties. The note is due on December 1, 2004 and bears interest at the rate of 12% per year, with the interest payable monthly commencing April 30, 2002.

Item 13. Exhibits and Report

(a) Exhibits

3.1.1	Certificate of Incorporation.[1]

3.1.2	Agreement and Plan of Reorganization and First Addendum dated December 5, 1983.[1]

3.1.3	Certificate of Merger dated January 23, 1984.[1]

3.1.4	Articles of Merger dated January 27, 1984.[1]

3.1.5	Articles of Amendment to Articles of Incorporation dated January 27, 1984.[1]

3.1.6	Amendment to Articles of Incorporation dated January 27, 1986.[1]

3.1.7	Articles of Amendment to Articles of Incorporation dated June 28, 1996.[1]

3.1.8	Articles of Amendment to Articles of Incorporation dated July 31, 2000.[3]

3.2	Bylaws.[1]

4.2	Certificate of Designation of Series A Preferred Stock.[1]

4.10	Certificate of Designation of Series B Preferred Stock.[1]

4.4	Certificate of Designation of Series C Preferred Stock of Warrant to Burnham Securities Inc.[1]

4.5	Certificate of Designation of Series D Preferred Stock.[1]

10.9	Uniform Franchise Offering Circular dated January 1, 1997.[1]

10.10	Form of Franchise Agreement dated January 1, 1997.[1]

10.11	Form of Warrant exercisable at $1.51 per share.[1]

10.12	Form of Warrant to Burnham Securities Inc.[1]

10.13	*Uniform Franchise Offering Circular dated January 1, 1997.

10.14	*Form of Franchise Agreement dated January 1, 1997.

10.15	*Form of Warrant exercisable at $1.51 per share.

10.16	*Form of Warrant to Burnham Securities Inc.

10.13	Form of Stock Option to Employees.[1]

10.18	Form of agreement with holders of Series A Preferred Stock.[1]

10.20	Co-Branding Agreement between the Company and Miami Subs Corp. dated August 13, 1998.[2]

10.21	Letter Agreement to co-brand between the Company and Miami Subs Corp. dated April 30, 1999.[3]

10.24	Purchase Agreement among the Company, TI (Delaware) and Jeffrey Bernstein, dated October 2, 2000.[3]

10.25.	Agreement and Plan of Merger between the Company and IMSI dated August 31, 2001.[4]

10.26	Loan Purchase Agreement between the Company and Union Bank of California dated August 22, 2001.[4]

10.29	Option Agreement with Martin Wade dated June 1, 2001.

10.30	Memorandum of Agreement between the Company, Ralph Sorrentino and RJS Consulting Corp. dated October 30, 2001.

10.31	Purchase Agreement between ATI (Delaware) and PAT Franchise dated February 28, 2002.[5]

10.32	Common Stock Purchase Agreement among the Company, DCDC (Delaware) and PAT Services, dated February 28, 2002. [4]

10.33	Guaranty and security Agreement between PAT Franchise and the Company dated February 28, 2002.[5]

10.34	Pledge Agreement between PAT Services and the Company dated February 28, 2002.[5]

10.35	Amended and Restated Senior Secured Promissory Note in favor of the Company dated February 28, 2002. [5]

10.36	Promissory Note Conversion and General Release dated February 28, 2002 between the Company and IMSI.[5]

10.37	Sale Agreement between International Microcomputer Software, Inc. and the Company dated November, 2001_for the sale of Keynomics, Inc.

10.38	Note Purchase Agreement between the Company and KGS Holdings, Ltd. dated June, 2002.

10.39	Settlement Agreement between the Company and Ralph Sorrentino dated January, 2003.

10.40	Settlement Agreement between the Company and Raymond DeMarco, Michael Morley and Gil Holland dated March, 2003.

10.42	Promissory Note in favor of IMSI dated September 18, 2003.[6]

10.43	Promissory Note issued by Access Propeller, LLC in favor of the Company dated September, 2003.[6]

10.44	Amendment No.1 to the Promissory Note in favor of IMSI dated September18, 2003.[6]

10.45	Assignment Agreement of the Promissory Note between the Company, International MicrocomputerSoftware, Inc. and Multi Mag Corporation dated as of February 3, 2005

10.46	Amendment No.2 to the Promissory Note in favor of Multi Mag dated September, 2003

21.	List of Subsidiaries (3)

1  Previously Filed with Form 10-SB Declared Effective on August 12, 1997
2  Previously filed with Form 10-KSB for the year ended June 30, 1999
3  Previously filed with Form 10-KSB for the year ended June 30, 2000
4  Previously filed with Form 8-K filed on September 19, 2001
5  Previously filed with Form 8-K filed on March 15, 2002
6  Previously filed with Form 8-K filed on October 20, 2004

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DEVELOPMENT CORPORATION (Registrant)

Date: November 17, 2005	By:	Gary Herman
Gary Herman Chairman and Chief Executive Officer

	By:	Skuli Thorvaldsson
Skuli Thorvaldsson Chief Financial Officer

Name		Title	Date

Gary Herman	,	Chairman and CEO	November 17, 2005
Gary Herman

Skuli Thorvaldsson	,	Director	November 17, 2005
Skuli Thorvaldsson

Digital Creative Development Corporation

Index to Consolidated Financial Statements

Report of independent accounting firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity (Deficiency)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Digital Creative Development Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Digital Creative Development Corporation & Subsidiary as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30,2002.The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Creative Development Corporation and Subsidiary as of June 30, 2002, and the result of its operations and its cash flows for the year in the period ended June 30, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ MILLER, ELLIN & COMPANY, LLP CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
July 13, 2005

DIGITAL CREATIVE DEVELOPMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001

ASSETS

	(in thousands)

	2002	2001
	Audited	Unaudited

CURRENT ASSETS
Cash and cash equivalents	$-	$3,242.7
Marketable securities	1,212.0	60.0
Notes receivable----Related Party	250.1	-

TOTAL CURRENT ASSETS	1,462.1	3,302.7

OTHER ASSETS

Marketable and non-marketable securities and advances, net of allowance
of $ 3,560,000 in both years	5,600.0

TOTAL ASSETS	$7,062.1	$3,302.7

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable,accrued expenses and other liabilities	$232.0	$200.0
Current maturities of long term debt	-	1,065.6
Due to former executive	341.2	-
TOTAL CURRENT LIABILITIES	573.2	1,265.6

NET LIABILITIES OF DISCONTINUED OPERATIONS	-	3,920.6

LONG TERM DEBT--RELATED PARTIES , NET OF CURRENT MATURITIES	123.0	1,862.1

TOTAL LIABILITIES	696.2	7,048.3

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $ 1 ;2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $ 100 ;9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $ 100 ;4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued
and Outstanding:44,399,165 Shares at June 30,2002;32,505,945 Shares
at June 30,2001	444.0	325.1
Additional paid in capital	37,380.2	35,923.3
Deferred compensation	-	(1,488.3)
Unrealized gains or losses	2,913.4	(240.0)
Accumulated deficit	(35,626.6)	(39,520.6)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	6,365.9	(3,745.6)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,062.1	$3,302.7

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THE YEARS ENDED JUNE 30, 2002 AND 2001

	(in thousands)
	2002	2001
	Audited	Unaudited

TOTAL REVENUE
Dividend, and interest income, and other income	$102.9	$406.0
Management fee income	89.8	-
	192.7	406.0

OPERATING EXPENSES
General and administrative expenses	1,477.3	1,813.3

LOSS FROM OPERATIONS	(1,284.6)	(1,407.3)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(53.5)	(8.7)
Net realized gain (loss) on investments and notes receivable	568.0	(2,963.5)
Settlement of litigation with former executive	933.4	(2,499.3)
TOTAL OTHER INCOME (EXPENSES)	1,447.9	(5,471.5)

INCOME (LOSS) FROM CONTINUING OPERATIONS	163.3	(6,878.8)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	3,730.7	-
Operating loss of discontinued operations	-	(13,616.1)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS AND NON-RECURRING OPERATIONS	3,730.7	(13,616.1)

NET INCOME (LOSS)	$3,894.0	$(20,494.9)

UNDECLARED PREFERRED STOCK DIVIDENDS	(145.5)	(159.2)

NET INCOME ( LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,748.5	$(20,654.1)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC EARNINGS PER SHARE	38,965.5	22,607.4

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
DILUTED EARNINGS PER SHARE	41,184.5	22,607.4

BASIC INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$-	$(0.31)
DISCONTINUED OPERATIONS	$0.10	$(0.60)
	$0.10	$(0.91)

DILUTED INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$-	$(0.31)
DISCONTINUED OPERATIONS	$0.09	$(0.60)
	$0.09	$(0.91)

NET INCOME (LOSS)	$3,894.0	$(20,494.9)

Other comprehensive operations
Unrealized Gain (Loss) on marketable securities	3,153.4	(240.0)

Comprehensive net income (loss)	$7,047.4	$(20,734.9)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED JUNE 30,2002 AND 2001

(in thousands)

								Accumulated
							Additional	Other
		Preferred Stock				Common	Paid-in	Comprehensive	Accumulated	Deferred
		Series A	Series B	Series C	Series D	Stock	Capital	Operations	Deficit	Compensation	Total

Balance at June 30,2000	Unaudited	$2.2	$490.0	$852.7	$400.0	$164.7	$19,941.7	$-	$(19,025.7)	$-	$2,825.6

Issuance of common stock for acquisition						22.5	6,997.0		-	-	7,019.5

Exercise of stock warrants						0.6	25.8				26.4

Issuance of common stock of subsidiary							75.0			-	75.0

Conversion of Preferred B Shares			(490.0)			7.7	482.3				-

Issuance of common stock to acquire					-					-	-
minority interest						118.8	5,078.7				5,197.5

Conversion of long term debt					-	10.4	274.8			-	285.2

Issuance of common stock for services					-	0.4	10.8			-	11.2

Compensation charges for issuance of											-
stock options							3,037.2			(1,488.3)	1,548.9

Unrealized loss on investments								(240.0)			(240.0)

Net loss									(20,494.9)		(20,494.9)

Balance at June 30,2001	Unaudited	2.2	-	852.7	400.0	325.1	35,923.3	(240.0)	(39,520.6)	(1,488.3)	$(3,745.6)

Issuance of common stock in connection with conversion
of long term debt						35.9	782.3				818.2

Sale of common stock and warrants						69.7	200.3				270.0

Issuance of common stock for services						1.0	14.0		-		15.0

Exercise of common stock options						12.3	135.3				147.6

Interest and compensation charges for issuance											-
of stock options and warrants							325.0				325.0

Unrealized gain on investments								3,153.4			3,153.4

Stock based compensation										1,488.3	1,488.3

Net profit									3,894.0		3,894.0

Balance at June 30,2002	Audited	$2.2	$-	$852.7	$400.0	$444.0	$37,380.2	$2,913.4	$(35,626.6)	$-	$6,365.9

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THE YEARS ENDED JUNE 30, 2002 AND 2001

	(in thousands)

	2002	2001
	Audited	Unaudited

INCOME (LOSS) FROM CONTINUING OPERATIONS	$163.3	$(6,878.8)

Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Amortization of options and warrants issued	325.0	-
Gain on conversion of notes receivable	(1,498.6)	-
Loss on abandonment of furniture and fixtures	26.4	-
Bad debt expense	6.0
Loss on investments	-	3,485.4
Issuance of common stock for services	15.0	11.2
Issuance of compensatory stock options	147.6	1,548.9
Noncash settlement of litigation with former executive	(933.4)	2,124.3
Decrease in prepaid expenses and other	6.5	-
Decrease in accrued expenses	(32.1)	-

Net cash (used in) provided by operating activities	(1,774.3)	291.0

INVESTING ACTIVITIES
Purchases of investments	(2,500.0)	(500.0)
Proceeds from sale of subsidiary and merger termination settlement	200.0
Acquisitions of subsidiaries, net of cash and cash equivalents	-	(544.9)
Net cash used in investing activities	(2,300.0)	(1,044.9)

FINANCING ACTIVITIES

Proceeds from issuance of common stock	270.0	101.4
Issuance or increase of notes payable - related parties	123.0	(730.9)
Payments of amounts due to former executive	(435.0)	-

Net cash (used in) provided by financing activities	(42.0)	(629.5)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM
CONTINUING OPERATIONS	$(4,116.3)	$(1,383.4)

EFFECT OF DISCONTINUED AND NON-RECURRING OPERATIONS	873.6	(3,613.3)

CASH AND EQUIVALENTS,beginning of period	3,242.7	8,239.4

CASH AND EQUIVALENTS,end of period	$-	$3,242.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$119.9

Supplemental disclosure of noncash transactions:
Issuance of common stock for acquisition of minority interest	$-	$5,197.5
Issuance of common stock for acquisition of subsidiaries	$-	$7,019.5
Issuance of common stock in connection with the conversion of B shares	$-	$492.0
Issuance of common stock in connection with the conversion of
long term debt	$818.2	$285.2
Issuance of common stock for services	$15.0	$-

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 (Audited) and 2001 (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiaries, (collectively the "Company").The wholly-owned subsidiary at June 30,2002 is Digital Creative Development Company (Delaware); at June 30,2001, wholly owned subsidiaries were: Keynomics, Inc.; ATI (Delaware); CineBlast!; and Tune In Media, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

The financial statements for the year ended June 30, 2001 are being presented as unaudited. The audit for the year ended June 30, 2001 has not been completed, and the Company believes that it would be extremely difficult with unreasonable expense to complete it. The former Chief Executive Officer, two principal financial officers and all employees employed by the Company during such period are no longer with the Company and obtaining the financial records would be extremely difficult. The majority of the Company's financial information for the 2001 fiscal year pertains to the Company's discontinued operations, Arthur Treacher's Inc., Keynomics, Inc.; CineBlast!; and Tune In Media, Inc. Since the disposal of the Company's operating subsidiaries during fiscal 2002, the Company's only significant asset has been its investment in International MicroComputer Software Inc., a computer software company that is registered under the Securities Act of 1933.

ORGANIZATION

Digital Creative Development Corporation (the "Company" or "Digital") was originally founded in 1969 as Arthur Treacher's Fish &Chips, Inc., a Delaware corporation. In 1979, Mrs. Paul's, Inc, ("Mrs. Paul's") purchased Arthur Treacher’s Fish &Chips, Inc. In 1982, Lumara Foods of America, Inc. ("Lumara") acquired the assets of Arthur Treacher's Fish &Chips, Inc. from Mrs. Paul's. Lumara sought bankruptcy protection in 1983. In December 1983, Arthur Treacher's Inc., an Ohio corporation entered into an agreement to purchase the assets of Lumara, during Chapter XI bankruptcy proceedings. In February 1984, Arthur Treacher's Inc., merged into El Charro, Inc., a Utah corporation, which consummated the acquisition of the assets of Lumara and changed its name to Arthur Treacher's, Inc. On May 31, 1996, an investor group organized by Mr. Bruce Galloway, the former chairman of the board, acquired control of the Company. In February 2000, the Company formed a subsidiary, Digital Creative Development Corporation, a Delaware corporation ("DCDC (Delaware)"), for the purpose of acquiring and investing in entities engaged in the creation of software and traditional entertainment content. In March 2000, Digital formed the subsidiary, Arthur Treacher's, Inc., a Delaware corporation ("ATI (Delaware)") to own and operate the restaurant business. In August 2000, Digital, a Utah corporation, changed its name from Arthur Treacher's, Inc. to Digital Creative Development Corporation.

The Company owned, operated and franchised quick-service restaurants under the names "Arthur Treacher's Fish &Chips" and "'Pudgie's Famous Chicken". In addition, the Company acquired and made investments in traditional entertainment content entities and invested and formed joint ventures with Web design, Web consulting and other companies that create and transmit digital broadband content.

On December 28, 2000, the Company filed Form 1O-SB with the Securities and Exchange Commission. The purpose of this registration statement was the distribution of common stock to separate the restaurant business from the Company's entertainment business, in order (i) to allow the restaurant business to focus on its core strengths and (ii) to permit customers, stockholders and other constituencies to better evaluate the respective businesses. The Company and its restaurant subsidiary had entered into a series of agreements, contingent on the completion of the distribution, relating to the distribution and the relationship of the entities thereafter. This registration statement was not declared effective and the proposed spin-off did not occur.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES

On February 28, 2002, the Company sold its 80% interest in ATI (Delaware). (See “Discontinued Operations”).

The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through the investment of International Microcomputer Software, Inc. ("IMSI"). Since 1982, IMSI has been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company continually evaluates the fair value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Material impairments were determined to have occurred during the year ended June 30, 2001.

STOCK-BASED COMPENSATION

Since July 1, 2002, the Company has accounted for stock-based compensation in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 123. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amended the manner by which a company accounts for the transition to the fair value based method recommended by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. Prior to July 1,2002, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES

CASH AND CASH EQUIVALENTS

The Company considers all short term investments in interest bearing accounts , securities and other investments with an original maturity of three months or less to be a cash equivalent.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In determining the fair value of its financial instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing as of each balance sheet date. For the majority of financial instruments, including receivables, long-term debt, and stock options and warrants, standard market conventions and techniques, such as discounted cash flow analysis, option pricing models, replacement cost and termination cost, are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never be actually realized.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for impairment of investment assets and the valuation allowance against deferred tax assets.

NEW ACCOUNTING PRONOUNCEMENTS

In 2005,2004, 2003, and 2002 the FASB issued the following new statements and interpretations:

Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106.

Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Statement No. 147, Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.

Statement No. 148, Accounting of Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.

Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.

Statement No. 150, Accounting for Certain Financial Instruments with Characteristic's of Both Liabilities and Equity.

Statement No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions.

Statement No. 153 Exchanges of Nonmonetary Assets.

     Statement No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No.20 and FASB Statement No. 3.

FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others--an interpretation of FASB Statements No. 5,57, and 107 and rescission of FASB Interpretation No. 34.

FASB Interpretation 46, Consolidation of Variable Interest Entities--an interpretation of ARB No. 51.

FASB Interpretation 46(R), Consolidation of Variable Interest Entities (revised December 2003)--an interpretation of ARB No. 51.

FASB Interpretation 47, Accounting for Contingent Asset Retirement Obligations- an interputation of FASB Statement No 143.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES

In addition, in 2005,2004, 2003, and 2002 the American Institute of Certified Public Accountants ("AICPA") issued the following new accounting statements of position:

Statement of Position (SOP) 02-2: Accounting for Derivative Instruments and Hedging Activities by Not-for-Profit Health Care Organizations, and Clarification of the Performance Indicator.

Statement of Position (SOP) 03-1: Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.

Statement of Position (SOP) 03-3: Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

Statement of Position (SOP) 03-4: Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships - An Amendment to the Audit and Accounting Guide "Audits of Investment Companies" and AICPA Statement of Position 95-2, "Financial Reporting by Nonpublic Investment Partnerships."

Statement of Position (SOP) 03-5: Financial Highlights of Separate Accounts - An Amendment to the Audit and Accounting Guide "Audits of Investment Companies."

Statement of Position (SOP) 04-02: Accounting for Real Estate Time-Sharing Transactions.
None of these pronouncements had or are expected to have a material impact on the Company's financial position and results of operations.

INVESTMENTS

Investments in marketable securities are carried at fair market value and classified as available for sale. Investments in non-marketable debt securities are carried at cost or fair value as determined by management.

INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the method requires the recognition of future tax benefits, such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES

PER SHARE DATA

Net income or loss per share of common stock is computed based upon the weighted- average number of common shares and potential common shares outstanding during the year.

CONCENTRATIONS AND CREDIT RISK

The Company maintains cash balances in banks and money market accounts, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC); however, because deposits are maintained at high quality financial institutions, management does not believe that there is a significant risk of loss of uninsured amounts.

2. DISCONTINUED OPERATIONS

During the year ended June 30, 2002, the Company sold ATI (Delaware) and discontinued or sold its operating subsidiaries, Keynomics, Inc.; Tune-In Media; and CineBlast. Accordingly, the related results of operations and cash flows have been reflected as discontinued operations in the accompanying consolidated financial statements. For the year ended June 30, 2001, the Company's discontinued operations contributed net sales of $12.5 million.

On February 28, 2002, the Company sold its 80% interest in ATI (Delaware) to PAT Services, Inc. (“PAT Services”) for the consideration of $100, assumption of liabilities and a waiver by Mr. Jeff Bernstein ( the then president of ATI (Delaware) of his right to convert his shares of ATI (Delaware) into shares of common stock of the Company under the conversion agreement with the Company, ATI (Delaware) and Mr. Bernstein executed in connection with the acquisition of Pudgie's in October 2000. Contemporaneously with the sale of ATI (Delaware), ATI (Delaware) transferred certain property rights (including all its trademarks) and 100% of the stock of its subsidiaries, Arthur Treacher’s Franchise Systems, Inc. and Pudgie's Franchise Corp. to PAT Franchise Systems, Inc. (“PAT Franchise”), an entity controlled by Mr. Bernstein, in consideration for the assumption of certain liabilities of ATI (Delaware). The two subsidiaries of ATI (Delaware) are parties to the franchise agreements with the franchisees in the Arthur Treacher’s and Pudgie's restaurant systems.

In conjunction with the sale of ATI (Delaware), the secured promissory note executed in December 2000 by the Company, ATI (Delaware) and its subsidiary, M.I.E. Hospitality, Inc. (“MIE”) in favor of DCDC (Delaware) was amended and restated. The amended promissory note had a principal balance of $1,071,310, which equaled the outstanding principal balance and accrued and unpaid interest on the original note as of February 28, 2002. PAT Services became a party to the note and pledged its 80% interest in ATI (Delaware) as collateral to secure the note. PAT Franchise became a guarantor of the note and provided DCDC (Delaware) with a first security interest in the proprietary rights transferred by ATI (Delaware) to PAT Franchise and in the franchise agreements to which Arthur Treacher’s and Pudgie's are parties. The note was due on December 1, 2004 with interest at the rate of 12% per year, with the interest payable monthly commencing April 30, 2002. The Company and PAT Services executed interest payment waivers for the months of April, May and June 2002.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES

On June 22, 2002, to meet various working capital needs, the Company sold the amended promissory note to KGS Holdings, Ltd for the total consideration of $107,000, resulting in a loss of $1 million.

Effective October 1, 2001, the Company sold its Keynomics subsidiary to IMSI. The total aggregate purchase price of Keynomics was $450,000. The purchase price was payable as follows: (i) $50,000 paid at closing; (ii) $150,000 paid in equal monthly installments of $25,000 commencing 35 days after closing: (iii) $100,000 was deemed paid by crediting against the Purchase Price the payments made by IMSI to the Company in October and November 2001; and (iv) $150,000 was paid by offsetting amounts the Company owed to Keynomics. Additionally, the sales contract included certain provisions for the Company to receive additional compensation based upon Keynomics financial results.

On July 30, 2004, IMSI announced the sale of Keynomics, resulting in a termination of the additional compensation provisions of the sale.

On November 5, 2001, after experiencing less than anticipated results from the operations of Tune-In Media, the Company entered into a memorandum agreement to transfer certain assets and liabilities of Tune-In to its management team.

In December, 2001 the Company entered into an agreement with the principals of CineBlast! to transfer 100% of the shares of CineBlast to the principals for the reduction of sums of their various consulting and employment agreements. In January, 2003 the principals of CineBlast filed an action against the Company and DCDC (Delaware) alleging among other things, breach of contract. On July, 2003 the parties executed a Settlement Agreement and a Stipulation of Discontinuance. On April 21, 2005 the Notes Payable related to the CineBlast settlement of $175,000 became due and payable. And based upon the formula in the settlement agreement the total obligation due the principals of CineBlast is $153,600.  Management of the Company has negotiated a payout of this obligation under which the amount of $153,600 will be paid over six months, beginning July 2005, without interest, as follows: $15,000 at July 1 and August 1; $30,000 at September 1, October 1 and November 1; and $33,600 at December 1.

Additionally, in November 2001 the Company discontinued the operations of its affiliate, EyeCandy.

The resultant gain on the disposal or discontinuance of the aforementioned entities totaled $3.7 million.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES

3. NOTES RECEIVABLE--Related Party

At June 30, 2002, the Company had two notes receivable from IMSI in an amount totaling $ 250,100, resulting, primarily, from the termination agreement discussed in Note 2 and also from the sale of Keynomics to that entity.

Notes receivable at June 30, 2002 and 2001 are as follows:

	2002	2001 (Unaudited)
Note receivable from IMSI from termination agreement	$200,000	$-0-
Note receivable from IMSI from sale of Keynomics	50,100	$-0-
Total	$250,100	$-0-

4. INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES:

On August 31, 2001, the Company signed a merger agreement (the “Merger Agreement”) with IMSI. The Company was to merge into a wholly owned subsidiary of IMSI. Shareholders of the Company were to exchange shares of common stock of the Company for IMSI common stock constituting approximately 51% of the issued and outstanding common stock of IMSI. Upon execution of the Merger Agreement, the Company purchased a promissory note in the principal amount of $3,580,000 for $2,500,000, owed by IMSI to Union Bank of California, which note was to have been cancelled upon consummation of the merger.

In January 2002, the parties agreed to terminate the merger contemplated by the Merger Agreement. IMSI also agreed to prepare and file a registration statement registering 2,000,000 shares of common stock and to provide the Company with piggyback registration rights with respect to the remaining 7,000,000 shares. Effective January 31, 2002, certain members of the Boards of Directors of the Company and IMSI resigned, with no directors serving on the boards of both companies.

On February 28, 2002, the Company and IMSI entered into an agreement, which provided for the conversion of the promissory note purchased by the Company into 9,000,000 shares of common stock of IMSI plus $250,000 in cash to be paid in 15 monthly installments. Based upon the share price of IMSI at February 28, 2002, the date of the exchange of the note for IMSI shares, the Company realized a gain of $ 1,575,000.

The Company had investments and advances in certain marketable and non-marketable securities at June 30,2002 and 2001, as follows:

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES

Securities not readily marketable, Nonmarketable Securities and Advances	June 30,2002	June 30,2001 (Unaudited)
IMSI	$3,169,600	$-0-
MadeMyWay.com, Inc.	1,200,000	1,200,000
Interactive Pager Media, Inc	1,000,000	1,000,000
Our Yearbook Corporation	610,000	610,000
Heavy.com	500,000	500,000
Liquor.com	250,000	250,000
Sub total	6,729,600	3,560,000
Unrealized gain or non-marketable securities	2,430,400	-
Less allowance for impairment	(3,560,000)	(3,560,000)
Total	$5,600,000	$-0-

Marketable Securities:
IMSI	$679,200	$-0-
Thinking Tools, Inc.	300,000	300,000

Unrealized gain (loss) on marketable securities	232,800	(240,000)
Total	$1,212,000	$60,000

An impairment loss of non-marketable securities has been recorded because the Company has concluded that recoverability of its investments in such entities is unlikely and improbable based upon its review of the current financial status of each entity.

The shares of IMSI owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of IMSI's then outstanding shares of common stock. In the event that IMSI becomes listed on the NASDAQ or on a national securities exchange, the maximum amount that can be sold will be the greater of one percent of the outstanding shares and the average weekly trading volume of IMSI's common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Since these shares are restricted, the shares which can be sold within one year are shown as a current asset and the balance of the shares are shown in other assets on the balance sheet.

A total of 400,000 shares of IMSI stock secures the Company's 15% 350,000 Promissory Note to Multi Mag Corporation and 747,869 shares of IMSI stock secure the $345,000 note to investors. See "Subsequent Events."

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES

6. LONG-TERM DEBT -Related Parties

At June 30, 2002 and 2001, the Company’s long term debt consisted of the following:

	2002	2001 (Unaudited)
Debt due to former executive in conjunction with settlement agreements. Non-interest bearing at June 30.2002; at June 30,2001 , interest rates range from 7.75% to 10.6% (See “Settlement With Officer”)	$341,200	$2,109,600
Related Party Convertible Notes Payable , bearing interest ranging from 10% to 12% In July 2001, the Notes were converted into 3,588,920 shares of the Company’s common stock.	-0-	818,100
Notes payable to certain former executives	123,000	-0-
Total	$464,200	$2,927,700

Less : Current portion	341,200	1,065,600

Net Long term debt	$123,000	$1,862,100

The Company considers the carrying value of its long-term debt to be a reasonable estimation of its fair value based on the current market rates available to the Company for debt of the same remaining maturities.

In December 2001, Martin Wade, the Company’s former CEO, lent the Company $50,000 bearing interest at 12%, and due on December 31,2001.As additional consideration for the loan, Mr. Wade was issued warrants to purchase 500,000 shares of common stock of the Company at $0.01 per share, which was valued at $53,900 and included as interest expense. On July 1, 2005, the maturity date of this loan was extended to December 31, 2005.

In November 2001, Mr. Bernstein, the former President of the Company's Restaurant Division advanced the Company $50,000 bearing interest at 12%.  The Company made periodic payments on this debt, totaling approximately $ 21,500 leaving approximately $28,500.  In May 2004, Gary Herman and Bruce Galloway satisfied the remaining obligation to Mr. Bernstein on behalf of the Company . Mr. Herman and Mr. Galloway have equally assumed the balance of the note and the Company and Messrs. Galloway and Herman are negotiating to extend the note. The Company's management is confident that such extension can be obtained.

Throughout the period from July 1, 2001 through June 20, 2004, Mr. Bruce Galloway, the Company's former Chairman had advanced the monies at !2% to allow the Company to satisfy operating expenses. The amount outstanding to Mr. Galloway totalled $25,000 on June 30, 2002.

Related interest expense approximated $53,500 and $85,800 for the years ended June 30, 2002 and 2001, respectively.

7. INCOME TAXES:

For the years ended June 30, 2002 and 2001, a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES

	2002	2001 (Unaudited)

Federal statutory rate	34%	34%
Valuation allowance on net operating loss carryforwards, and investment write-downs	-34%	-34%

Effective income tax rate	0%	0%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company’s deferred tax assets and liabilities at June 30, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:
Operating loss carryforwards	$2,085,000	$11,135,000
Reserve accounts	-	37,000
Write-down of investments	1,424,000	1,567,000

Total Deferred Tax Asset	3,509,000	12,739,000
Valuation Allowance	(3,509,000)	(12,739,000)

	$-	$-

A full valuation allowance is provided against all deferred tax assets due to the uncertainty as to their future realization.

Deferred taxes were not provided on accumulated other comprehensive income as management expects that the NOL will be sufficient to offset future gains.

As of June 30, 2002, the Company has federal net operating loss carry forwards totaling approximately $5,212,000 available to offset future federal taxable income. The federal net operating loss carry-forwards expire in varying amounts through 2022.

The Company is in the process of filing its tax returns for the current and all applicable prior years.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES
8 - PER SHARE INFORMATION:

In accordance with SFAS No. 128, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents on convertible securities, options, and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 11,918,732 and 13,452,123 stock options and warrants excluded from the computation of Diluted EPS for the years ended June 30,2002 and 2001 ,respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive. Convertible Preferred Stock outstanding were not "assumed converted" for the 2001 year as the effect on the computation of Diluted EPS would also have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	June 30,
	2002		2001 (unaudited)
	(in thousands)
Numerator:

Basic and Diluted:
Income (loss) attributable to common shareholders		$163.3	($6,878.8))
Income (loss) from discontinued operations		3,730.7	(13,616.1)
Net income (loss) attributable to common shareholders		$3,894.0	($20,494.9)

Denominator:
Weighted average common shares outstanding		38,965.5	22,607.4
Dilutive effect of stock options and warrants		2,219.0	-----
Weighted average common shares outstanding, assuming dilution		41,184.5	22,607.4

Basic Per Share Information:
Income (loss) from continuing operations	$	---	($.31)
Income (loss) from discontinued operations		$.10	($.60)
Net income (loss)		$.10	($.91)

Diluted Per Share Information
Income (loss) from continuing operations	$	---	($.31)
Income (loss) from discontinued operations		$.09	($.60)
Net income (loss)		$.09	($.91)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES

9. STOCK OPTIONS AND STOCK WARRANTS

During 2002 and 2001, the Company granted 3,050,000 and 3,200,000 nonqualified stock options and warrants, respectively, at an exercise prices of $0.01 per share, to lenders in conjunction with the issuance of debt by the Company. The 2002 warrants were valued at $325,000 and were charged to expense in that year.

These options were granted as compensation and the number of options granted was determined based on specific individual circumstances. The shares issuable under these option grants are nonregistered shares and the Company has no requirement to register such shares.

In November 2000, the Company adopted a Stock Purchase and Option Plan (the "Plan") that permits the issuance of options to selected employees and directors of, and consultants to, the Company. The Plan reserves 15,000,000 shares of Common Stock for issuance underlying the grants of stock options and warrants. Options general1y become exercisable over vesting periods of up to three years and expire five years from the date of grant.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES (formerly Arthur Treacher's, Inc.)

A summary of the options and warrants issued under the Plan is presented in the table below:

	Options	Weighted Average Exercise Price		Warrants	Weighted Average Exercise Price
Outstanding , June 30,2000(unaudited)	8,947,268	$	. 90	2,874,893	$.81
Expired	(1,510,038)		$.96	-------	------
Excersised	(60,000)		$.44	--------	------

Issuances	3,200,000		$.44	--------		----------
Outstanding , June 30,2001(unaudited)	10,577,230	$	. 45	2,874,893	$	. 81
Expired	(2,632,000)		$.33	(721,391)		$2.01

Excersised	(1,230,000)	$	. 01	-------		------
Issued	2,550,000	$	. 01	500,000	$	. 01
Outstanding , June 30,2002	9,265,230	$	. 42	2,653,502	$	. 33

Stock-based compensation cost of approximately $275,000 is reflected in the accompanying Statement of Operations for the year ended June 30,2002. Prior to July 1,2002, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per share amount for the year ended June 30, 2001 would have been as follows:

Net loss:
As reported	$	(20,494,900)
Pro forma	$	(20,636,000)

Certain options granted to key employees were granted at option prices below market price. In accordance with APB Opinion No. 25, compensation expense has been recorded based on the difference between the option price and the market price on the date of the option. The total amount of such compensation for 2001 was approximately $1,549,000 . Stock-based compensation cost of approximately $275,000 is reflected in the accompanying Statement of Operations for the year ended June 30,2002.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES

All of the options exercised in the 2002 period were exercised by the principals of a discontinued subsidiary , CineBlast!. The warrants of 500,000 were issued to Martin Wade, the Company’s former CEO, in consideration for his $ 50,000 loan to the Company (See Long Term Debt). Current officers and directors received 1,000,000 of the 2,550,000 options issued during the 2002 period.

At June 30,2002, current officers and directors were the beneficial owners of 520,000 options.

10. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

11. STOCKHOLDERS' EQUITY

DCDC (Delaware) (the”Subsidiary”) was formed in February 2000. Approximately 12,000,000 common shares or approximately 45% of the outstanding common stock of the Subsidiary were sold to third parties. Under the terms of the stock sale, the Subsidiary's common stock may be converted into the Company's stock, in whole or in part, at any time, at the option of the holder. The Company may elect at any time to convert the Subsidiary's common stock into the Company’s common stock provided that, certain conditions related to market listing and reporting are met. Effective January 25, 2001, the Company notified holders of common shares of the Subsidiary that it was converting 11,869,957 shares of common stock outstanding into shares of the Company's common stock on a one-for-one basis.

In November and December 1997, the Company consummated a private placement to investors with respect to equity units consisting of shares of its Series C Preferred Stock, with warrants to purchase shares of common stock attached, for aggregate proceeds of $990,000, On November 25, 1997, the Company sold 8,100 shares of Series C Preferred Stock, with warrants to purchase 121,500 shares of common stock attached. On December 23, 1997, the Company sold 1,800 shares of Series C Preferred Stock, with warrants to purchase 27,000 shares of common stock attached. The Company allocated approximately $137,000 of the proceeds to the value of the warrants and approximately $853,000 to the value of the preferred stock. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. At June 30, 2002 and 2001, the Company had accumulated and unpaid dividends of approximately $286,000 and $201,000, respectively, on this series of preferred stock. The warrants entitle the holder to purchase one share of common stock at an exercise price of $3.125 per share of common stock. The Company utilized the proceeds for working capital needs.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $ 24,200 and $24,000 for the years ended June 30, 2002 and 2001, respectively.

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock arc convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock The amount of accumulated and unpaid dividends was approximately $ 225,000 and $ 165,000 at June 30, 2002 and 2001, respectively.

For the years ended June 30, 2002 and 2001, the Company issued the following common shares:

	June 30,2002	June 30,2001
		(unaudited)
Issuance of common stock for acquisition		2,250,000
Exercise of stock warrants		60,000
Conversion of Preferred B Shares		770,000
Issuance of common stock to acquire minority interest		11,880,000
Conversion of long term debt	3,590,000	1,040,000
Issuance of common stock for services	100,000	40,000
Exercise of common stock options	1,230,000
Sale of common stock	6,970,000

Total	11,890,000	16,040,000

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES
12 SETTLEMENT WITH OFFICER

On or about May 9, 2001, Ralph Sorrentino, the former President and Chief Executive Officer of the Company commenced an action, RJS Consulting Corp. and Ralph J. Sorrentino v. Digital Creative Development Corporation, et. al. The Demand for Arbitration alleged that the Executive Consulting Agreement between the Company and RJS Consulting Corp. was terminated without cause and that Mr. Sorrentino had “good reason” to terminate the agreement. The Demand for Arbitration sought monetary damages in an amount not less than $5,000,000 arising out of the alleged breach of the Executive Consulting Agreement and compensatory and punitive damages in an amount to be proved at the arbitration arising out of the alleged defamation of Mr. Sorrentino by agents of the Company.

The Company, DCDC (Delaware), RJS Consulting Corp. and Mr. Sorrentino executed a Memorandum of Agreement on October 30, 2001. Pursuant to the Memorandum, the Company agreed to buy out Mr. Sorrentino’s interest under the Executive Consulting Agreement and related documents and Mr. Sorrentino agreed to surrender all of his options to purchase common stock of the Company, including the option for 5,000,000 shares of common stock issued in connection with the Executive Consulting Agreement. Under the Memorandum, the Company agreed to pay Mr. Sorrentino $270,000 and to assume an aggregate of $1,669,600 in indebtedness from Mr. Sorrentino, including two mortgages in favor of Wells Fargo for an aggregate of $570,600, a mortgage in favor of Fleet Mortgage Group in the principal amount of $1,000,000 and lease in favor of Chase Automotive Finance in the principal amount of $99,792. Such payments were to be made over a period of fifteen (15) years in monthly installments, except for Chase Automotive Finance, which was for a period of two (2) years. Upon satisfaction of the obligation to Chase Automotive Finance, the Company has agreed to pay Mr. Sorrentino an aggregate of $4,653 payable in 36 equal monthly installments. The Company agreed that upon the consummation of the merger with IMSI, the Company’s obligations to Mr. Sorrentino would be secured by the assets of IMSI, such security interest to be subordinated to existing secured bank debt and certain other creditors who had previously agreed to restructure their indebtedness in order to facilitate the merger with IMSI. This resulted in the Company recording a loss of approximately $ 2.5 million as of June 30,2001.

In the event that the merger with IMSI was not consummated, the Company agreed under the Memorandum to enforce its rights under the promissory note, which the Company purchased from Union Bank of California in August 2001, and, upon foreclosure on the promissory notes, IMSI shall be obligated to make payments to the Company of $50,000 per month for 60 months, in turn, remitting payment to Sorrentino.

Subsequently, on July 25, 2002, Mr. Sorrentino and RJS Consulting Corp., filed an action in New York State Supreme Court, New York County (Index # 602399/02) against the Company, DCDC (Delaware), various officers and directors, alleging among other things, breach of contract and fraud. On February, 2003 the Parties entered into a settlement agreement and dismissal of the action. The settlement provided for general mutual releases between the parties, a payment of $300,000 to Mr. Sorrentino, plus 500,000 restricted common shares of IMSI stock valued at $565,000 for a total fair value of $865,000. The aforementioned resulted in a gain of $ 933,400.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND
SUBSIDIARIES

13 SUBSEQUENT EVENTS

In January, 2003 the principals of CineBlast, Raymond DeMarco, Michael Morley and Gil Holland entered an action in New York State Supreme Court, New York County (Index# 100192/03) against the Company and DCDC (Delaware), alleging among other things, breach of contract and fraud. On March 31, 2003 the parties executed a Settlement Agreement, which provided for a, Mutual General Release and a Stipulation of Discontinuance. In addition, mssrs. DeMarco, Morley and Holland each received a payment of $5,000, 80,000 restricted shares of IMSI and a promissory note for $58,333.33, with a two year maturity. The terms of the Note provide that if on the date of maturity, the shares of IMSI transferred to mssrs. DeMarco, Morley and Holland are unrestricted and trading above $2.00 per share, the Company shall have no obligation to pay the notes, which shall become null and void. If on the date of maturity, the price of IMSI is below $2.00/share, the balance of the Note shall be proportionately reduced. (e.g. If the stock price is $1.90/share on said date, the $175,000 obligation shall be reduced by $151,000, leaving an obligation of $24,000).

In April 21, 2005 the Notes related to the CineBlast settlement became due and payable, since on that date, shares of IMSI did not trade above $2.00/share.  Based on the above formula in the settlement agreement the total obligation due the principals of CineBlast is $153,600.  Management of the Company has negotiated a payout of this obligation under which the amount of $153,600 will be paid over six months, beginning July 2005, without interest, as follows: $15,000 at July 1 and August 1; $30,000 at September 1, October 1 and November 1; and $33,600 at December 1, 2005.

In January 2003, the Company borrowed the sum of $300,000 from its former chairman, Bruce Galloway to satisfy certain obligations of the Company. The term of the loan was three months with a 12% coupon. In addition, Mr. Galloway received a warrant to purchase 1,000,000 shares of common stock of the Company with an exercise price of $.01/share. Mr. Galloway borrowed the funds from AFC Enterprises, Inc. For this, Mr. Galloway received a warrant to purchase 1,000,000 shares of common stock with an exercise price of $.01/share. In addition, his lender, received a warrant to purchase 1,000,000 shares of common stock at $.01/share. The loan was repaid in April 2003. Mr. Galloway and AFC Enterprises have exercised their respective warrants.

In April 2003 the Company raised $345,000, in the form of secured promissory notes from a group of investors. The terms of the notes provide for a maturity date of 16 months from the date of issue with an interest rate of 10%. In addition, each $60,000 unit was issued a warrant to purchase 1,000,000 shares of stock at an exercise price of $.01/share. Total warrants representing 5,750,000 shares were exercised at a price of $.01/share. These warrants were valued at $392,500 and charged to interest expense. The notes were collateralize by 2,053,571 shares of IMSI stock currently held by the Company. The proceeds of this offering were used to repay the loan to Mr. Galloway and for the Company’s working capital requirements.

In addition, the holders of promissory notes exercised 4,750,000 warrants associated with their notes. Total warrants representing 5,750,000 shares were available to be exercised at a price of $.01/share. The number of shares of IMSI Common Stock pledged as collateral for the Company’s obligation to pay $345,000 in principal amount of promissory notes, bearing interest at the rate of 10 % per annum, shall be subject to adjustment one year after the initial closing date of the issuance of the promissory notes based on the 30-day trailing average of the bid prices of shares of Common Stock of IMSI as listed on the OTC Bulletin Board or such other exchange as such shares are then listed upon. As such, the number of shares that are subject to the pledge agreement as of June, 2004 are 747,869 shares.

In the Fall of 2004, all but two of the note holders granted extensions to the Company through December 31, 2005 with respect to the notes due in August, 2004. The principal amount of the notes subject to such extension is $225,000. The Company is attempting to negotiate an extension of the maturity dates with  the two remaining note holders, holding promissory notes in the aggregate principal amount of $120,000. The Company's management is confident that such extensions can be obtained, but  there can be no assurances that this will occur.

On September 10, 2003 the Company extended a bridge loan to Access Propeller, LLC ("Access") in the sum of $300,000. This loan is secured against all the assets of Access. Access owns 81% of Jippii (USA), n/k/a as DownPlay, Inc. DownPlay is in the business of providing downloadable mobile entertainment to cell phones and wireless devices. The loan bears interest at 10% and matures on February 4, 2004. In addition, the loan allows the Company the option to make a further investment of $900,000 in the form of preferred stock to acquire a total of 50.1% of the outstanding stock of Access. On October 31, 2003 the Company converted its loan to 304,250 shares of Preferred Series A stock. In December 2003, the Company decided not to make a further investment in Access or its subsidiary, DownPlay. As of the date of this filing, the ownership stake in Access is approximately 13%.

On September 18, 2003, the Company entered into a 15% one-year note (the “Note”) with IMSI whereby the Company borrowed $350,000. The note is due, with interest, on September 18, 2004. The note is secured by 400,000 shares of IMSI stock currently owned by the Company. The agreement provided that the Company cannot sell any other IMSI common stock, which it holds, with the exception of private sales of IMSI common stock, until February 15, 2004. Concurrent with this note, DCDC repaid the entire principal portion of a $50,000 note, made in favor of IMSI on February 25, 2003. That note, due on February 25, 2004 was unsecured and carried a 4% interest rate. The interest payable, amounting to $1,712, was paid in June 29, 2004.

On September 18, 2004, the Company and IMSI entered into an amendment to the Note. The Amendment provides for the extension of the maturity date to May 31, 2005 as well as the payment of accrued interest by October 31, 2004 in the sum of $52,000. In addition, the Company provided to IMSI as additional collateral, its ownership stake in Access Propeller, LLC. On October 18 , 2004 the accrued interest payment was made to IMSI as well as an additional payment of $25,000 credited towards a reduction of principal.

On January 5, 2005, IMSI sold and assigned the Note to Multi-Mag corporation ("Multi-Mag").On June 5, 2005, the Company and Multi-Mag executed Amendment #2 to the promissory note.  This amendment provides that DCDC shall pay accrued interest of $38,900 no later than June 30, 2005.

Additionally, interest will be paid on the Note from June 18, 2005 through the payment date, which will be no later than June 30, 2005 at the rate of $135 per day. On June 17., 2005, the Company remitted the interest payment. MULTI-MAG agreed to extend the due date upon for the principal and the remaining accrued interest on the note from May 31, 2005 to December 31, 2005.

On September 30, 2004, the Company sold 200,000 shares of IMSI for gross proceeds of $200,000. The Company used $77,500 of this amount to pay certain indebtedness owed IMSI in the form of accrued interest and a portion of principal.

On May 25, 2005, the Company sold 250,000 shares of IMSI for gross proceeds of $277,000. The Company used approximately $35,000 of this amount to pay accrued interest to Multi-Mag and the remainder for general working capital purposes.

In June, 2005, the Company awarded to each of its current directors, Gary Herman and Skuli Thorvaldsson, options to purchase 1,250,000 shares of common stock at an exercise price of $.01 per share and expiring in June 2015. These options, awarded for past services to the Company, were valued at approximately $290,000 and charged to earnings in the fiscal year ended June 30, 2005.