Form 10KSB
period 2003-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2005-11-23
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT
Under Section 13 or 15(d) of the Securities Act of 1934
For the Fiscal Year Ended June 30, 2003

DIGITAL CREATIVE DEVELOPMENT CORPORATION
(Formerly ARTHUR TREACHER’S, INC.)
(Name of Small Business Issuer in Its Charter)

UTAH	34-1413104
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification No.)

200 East 82nd Street, New York, NY	10028
(Address of Principal Executive Offices)	(Zip Code)

212-247-0581
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which
to be so Registered	Each Class is to be Registered

Securities registered under Section 12(g) of the Act:	Common Stock, $.01 par value
75 ,000,000 shares	(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |x|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year.     $6,100

Shares outstanding: 51,689,165 at September 22, 2005

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

PART I
BACKGROUND

Digital Creative Development Corporation (the “Company”) is principally involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests. Prior to February 28, 2002, the Company’s primary business was the operation, franchising, ownership and development of Arthur Treacher’s Fish & Chip’s (“Arthur Treacher’s”) and Pudgie’s Famous Chicken(“Pudgie's”) fast food restaurants. . However, we have since begun to search for candidates with which to enter into business combinations or strategic transactions. (See “Plan of Business”).Since the Spring 2002, the Company has been inactive , except for its interest in International Microcomputer Software Inc. (“IMSI”) (OTCBB- IMSI).

On February 28, 2002, the Company sold its 80% interest in Arthur Treacher’s, Inc. (Delaware) (“ATI (Delaware)”) to PAT Services, Inc.(“PAT Services”), an entity controlled by Mr. Jeffery Bernstein, for the consideration of $100, assumption of liabilities and a waiver by Mr.Bernstein of his right to convert his shares of ATI (Delaware) into shares of common stock of the Company under the conversion agreement with the Company. ATI (Delaware) transferred certain property rights (including all its trademarks) and 100% of the stock of its subsidiaries, Arthur Treacher’s Franchise Systems, Inc. and Pudgie's Franchise Corp. to PAT Franchise Systems, Inc.(“PAT Franchise”), an entity controlled by Mr. Bernstein, in consideration for the assumption of certain liabilities of ATI (Delaware). The two subsidiaries of ATI (Delaware) are parties to the franchise agreements with the franchisees in the Arthur Treacher’s and Pudgie's restaurant systems.

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

In February 2000, the Company formed a subsidiary, Digital Creative Development Corporation, a Delaware corporation (“DCDC (Delaware)”), for the purpose of investing and acquiring entities engaged in creating and providing entertainment content to businesses and consumers through digital broadband and conventional distribution platforms. In August 2000, the Company, a Utah Corporation changed its name from Arthur Treacher’s, Inc. to Digital Creative Development Corporation.On August 31, 2001, the Company signed a merger agreement (the “Merger Agreement”) with IMSI. The Company was to merge into a wholly owned subsidiary of IMSI. Shareholders of the Company were to exchange shares of common stock of the Company for IMSI common stock constituting approximately 51% of the issued and outstanding common stock of IMSI. Upon execution of the Merger Agreement, the Company purchased a promissory note in the principal amount of $ 3,580,000 for $2,500,000, owed by IMSI to Union Bank of California, which note was to have been cancelled upon consummation of the merger.

Upon signing of the Merger Agreement, Martin Wade, then the Company’s CEO, also became CEO of IMSI. In addition, as of the date of the Merger Agreement, the members of the Board replaced all but one of the members of the Board of Directors of IMSI.

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

Since 1982, IMSI has been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and Internet technology. IMSI is a graphics and CAD (Computer-Aided-Design) software and Internet technology company headquartered in Novato, California. IMSI owns and operates three business divisions.

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

Plan of Business
The Company intends to locate and enter into a transaction with an existing, public or privately-held company that in management's view, has growth potential (a "Target Business"). A transaction with a Target Business may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets of the Target Business or any other form which will result in the combined enterprise remaining a publicly-held corporation. Acquisitions or business combinations may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring, or combining with, a business involves many risks, including:

•unforeseen obligations or liabilities;
•difficulty assimilating the acquired operations and personnel;
•risks of entering markets in which we have little or no direct prior experience;
•potential impairment of relationships with employees or customers as a result of changes in management; and
•Potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets.

We cannot make assurances that we will make any acquisitions or business combinations or that we will be able to obtain additional financing for such acquisitions or combinations, if necessary. If any acquisitions or combinations are made, we cannot make assurances you that we will be able to successfully integrate the acquired or combined business into our operations or that the acquired or combined business will perform as expected. Furthermore, Federal and state tax laws and regulations have a significant impact upon the structuring of transactions. Management will evaluate the possible tax consequences of any prospective transaction and will endeavor to structure a transaction so as to achieve the most favorable tax treatment. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated transaction. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a transaction, there may be adverse tax consequences to us, a target business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular transaction, which could be effected through various forms of a merger, consolidation or stock or asset acquisition. Pending negotiation and consummation of a transaction, the Company anticipates that it will have, aside from carrying on its search for a transaction partner, no business activities, and, thus, no source of revenue. Should the Company incur any significant liabilities prior to a combination with a Target Business, it may not be able to satisfy, without additional financing, such liabilities as are incurred.

H. Employees

As of June 30, 2003 and through the current date, the Company had no employees. Gary Herman, the Company’s Chairman, Chief Executive Officer, President and Secretary and Skuli Thorvaldsson the Company’s Chief Financial Officer serve on a management consulting basis.

ENTERTAINMENT AND SOFTWARE BUSINESS

This segment of the Company’s business, operating through its subsidiary, DCDC (Delaware), was established to invest and acquire entities, which develop, produce and distribute software and media content resulting in revenue generation from motion pictures; television; animation; product endorsement and sales; and licensing and syndication. Content is intended to be delivered to businesses and consumers through digital broadband and conventional distribution platforms. For the period through June 30, 2003, DCDC (Delaware) made the following investments in an effort to execute the plan above.

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

Interactive Pager Media, Inc. (n/k/a Comstar Wireless Corp.) is a provider of wireless two-way paging services in the United States. DCDC (Delaware) invested $1,000,000 for 122,100 shares of preferred stock. DCDC (Delaware) has established an allowance for the full amount of the investment. The assets of Comstar were sold in May 2004 and it is the Company’s position that a return on this investment will not be realized.

Thinking Tools, Inc. (n/k/a GVI Security Solutions, Inc. (OTCBB: GVIS) was a provider of Internet services. DCDC (Delaware) invested $300,000 for 600,000 shares of common stock of Thinking Tools. DCDC (Delaware) has written down this investment to its market value at June 30, 2003, of $.01/share. From February to May 2004 the company sold its position in this investment for gross proceeds of approximately $ 69,000 and realized a loss of $231,000.

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

MadeMyWay.com, Inc. (n/k/a Datametrics Corporation) was a provider of Internet based digital printing services. DCDC (Delaware) invested $1,200,000 for 1,200,000 shares of common stock of MadeMyWay.com. DCDC (Delaware) established an allowance for the full amount of the investment since MadeMyWay.com ceased operations in April 2001. In April 2002, in consideration of its investment, DCDC (Delaware) received 2,600,000 shares of common stock of DataMetrics Corporation (OTCBB: DMTI), the former parent of MadeMyWay. Subsequently, the stock of DMTI was subject to a 20:1 reverse stock split. At present, DCDC (Delaware) has 120,000 shares of common stock of DMTI. The Company has written down this investment to its market value at June 30, 2003 of $.01 per share. On September 22, 2005, the common stock of DMTI was quoted at $.02 per share.

Heavy.com, Inc. is a digital entertainment company with a focus on original content creation. DCDC (Delaware) extended a loan of $500,000 to the company in the summer of 2000. DCDC (Delaware) also has warrants to purchase 63,450 shares of common stock of Heavy.com at $7.47 per share. In the fall of 2000 this loan was converted to 320,194 shares of Series B-2 Preferred Stock. DCDC (Delaware) established an allowance for the full amount of the investment since it is the Company’s position that this investment has no significant value that will be realized. In the summer of 2004, the Company sold its investment to the two principal shareholders of Heavy for the total consideration of $30,000.

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

In November 2001 the Company discontinued the operations of its affiliate, EyeCandy. In March 2001 the Company acquired Tuneinmovies.com, Inc. (“Tune-In”) through DCDC (Delaware). Tune-In was a creator and aggregator of new media content. At that time, DCDC also acquired Keynomics, Inc. (“Keynomics”), which provides software technology to industry, with emphasis on performance improvement and ergonomic education and training in the computer workstation environment. As of June 30, 2002, the Company had disposed of its investments in Tune-In and Keynomics.

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

On August 31, 2001, the Company signed a merger agreement (the “Merger Agreement”) with IMSI. The Company was to be merged into a wholly owned subsidiary of IMSI. Shareholders of the Company were to exchange shares of common stock of the Company for IMSI common stock constituting approximately 51% of the issued and outstanding common stock of IMSI. Upon execution of the Merger Agreement, the Company purchased a promissory note in the principal amount of $3,580,000 owed by IMSI to Union Bank of California, which note was to have been cancelled upon consummation of the merger. Upon signing of the Merger Agreement, Martin Wade also became CEO of IMSI. In addition, as of the date of the Merger Agreement, the members of the Board replaced the members of the Board of Directors of IMSI, who resigned in their entirety with the exception of one person On February 28, 2002, the Company and IMSI entered into an agreement which provided for the conversion of the promissory note purchased by the Company into 9,000,000 shares of common stock of IMSI plus $250,000 in cash to be paid in monthly installments over 15 months. The parties agreed to terminate the merger contemplated by the Merger Agreement. IMSI also agreed to prepare and file a registration statement registering 2,000,000 of the shares of common stock and to provide the Company with piggyback registration rights with respect to the remaining 7,000,000 shares. In addition, effective February 28, 2002, certain members of the Boards of Directors of the Company and IMSI resigned and no directors continue to serve as directors of both companies.

The Investment Company Act of 1940
The Investment Company Act of 1940 (the “Act”) was primarily meant to regulate “investment companies,” which generally include families of mutual funds of the type offered by the Fidelity and Vanguard organizations (to pick two of many), closed-end investment companies that are traded on the public stock markets, and certain non-managed pooled investment vehicles such as unit investment trusts. These entities are in the business of investing, reinvesting and trading in securities and generally own relatively diversified portfolios of publicly traded securities that are issued by companies not controlled by these entities. A company can, either deliberately or inadvertently, come to have the defining characteristics of an investment company within the meaning of the Act without proclaiming that fact or being willing to voluntarily submit itself to regulation as an acknowledged investment company. The Act and rules under it contain provisions to differentiate “true” operating companies from companies that may be considered to have sufficient investment-company-like characteristics to require regulation by the Act’s complex procedural and substantive requirements. These provisions apply to companies that own or hold securities, as well as companies that invest, reinvest and trade in securities, and particularly focus on determining the primary nature of a company’s activities, including whether an investing company controls and does business through the entities in which it invests or, instead, holds its securities investments passively and not as part of an operating business. For instance, under what is, for most purposes, the most liberal of the relevant tests, a company may become subject to the Act’s registration requirements if it either holds more than 45% of its assets in, or derives more than 45% of its income from, investments in companies that the investor does not primarily control or through which it does not actively do business. In making these determinations the Act generally requires that a company’s assets be valued on a current fair market value basis, determined on the basis of securities’ public trading price or, in the case of illiquid securities and other assets, in good faith by the company’s board of directors. The Company views its investments in IMSI, as operating investments primarily intended to secure its strategic goals.

The Company’s investments that it held as of June 30, 2003 should be regarded as strategic deployments of Company assets to develop its digital entertainment and software business, rather than financial investments that generally are considered to constitute investment securities. The Company has never held itself out as an investment company; its historical development has focused almost exclusively restaurant, software and digital entertainment business; the activities of its officers and employees have been overwhelmingly addressed to achieving success in the restaurant, software and digital entertainment business; and prior to 2000, its income (and losses) have been derived almost exclusively from the restaurant and has more recently sought companies in the software and digital entertainment business. The Company is primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities. The Company’s only significant asset as of August 2, 2005 was its ownership interest of 6,835,758 shares of common stock of IMSI, constituting approximately 23% of the total outstanding shares of common stock of IMSI. An additional 450,000 shares of common stock, or approximately 2% of IMSI is beneficially owned by Gary Herman, the Company’s Chairman, and 337,000 shares of common stock, or approximately 1% of IMSI is beneficially owned by Bruce Galloway, the Company’s principal shareholder.Mr. Galloway also owns options to purchase 100,000 shares of IMSI stock at $ 1.10 per share and 500,000 warrants at $ .81 per share. Although the Company and its affiliates do not act as a group, the Company believes that the Company controls IMSI within the meaning of the Act. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

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

Sorrentino v. Digital Creative Development Corporation
Ralph Sorrentino, the former President and Chief Executive Officer of the Company commenced an action, entitled RJS Consulting Corp. and Ralph J. Sorrentino v. Digital Creative Development Corporation et. al., on or about May 9, 2001. The Demand for Arbitration alleged that the Executive Consulting Agreement between the Company and RJS Consulting Corp. was terminated without cause and that Mr. Sorrentino had “good reason” to terminate the agreement. The Demand for Arbitration sought monetary damages in an amount not less than $5,000,000 arising out of the alleged breach of the Executive Consulting Agreement and compensatory and punitive damages in an amount to be proved at the arbitration arising out of the alleged defamation of Mr. Sorrentino by agents of the Company. The Company, DCDC (Delaware), Mr. Sorrentino, and RJS Consulting Corp., an affiliate of Mr. Sorrentino, executed the Executive Consulting Agreement in May 2000. Under the agreement, Mr. Sorrentino, acting through RJS Consulting Corp., served as Chief Executive Officer and President of the Company and DCDC (Delaware). Mr. Sorrentino was to receive a base annual fee of $250,000 for an initial term of 30 months. Mr. Sorrentino received options to purchase 5,000,000 shares of Common Stock at an exercise price of $.37/share, which exercise price was reduced to $.01 under certain circumstances. The Company had also agreed to assume and be primarily liable for and to indemnify Mr. Sorrentino against up to $2,500,000 of indebtedness incurred by Mr. Sorrentino for any legal purpose. The Company terminated Mr. Sorrentino on May 7, 2001. The Company, DCDC (Delaware), RJS Consulting Corp. and Mr. Sorrentino executed a Memorandum of Agreement on October 30, 2001. Pursuant to the Memorandum, the Company agreed to buy out Mr. Sorrentino’s interest under the Executive Consulting Agreement and related documents and Mr. Sorrentino agreed to surrender all of his options to purchase common stock of the Company, including the option for 5,000,000 shares of common stock issued in connection with the Executive Consulting Agreement. Under the Memorandum, the Company agreed to pay Mr. Sorrentino $270,000 and to assume an aggregate of $1,669,600 in indebtedness from Mr. Sorrentino, including two mortgages in favor of Wells Fargo for an aggregate of $570,600, a mortgage in favor of Fleet Mortgage Group in the principal amount of $1,000,000 and a lease in favor of Chase Automotive Finance in the principal amount of $99,792. Such payments are to be made over a period of fifteen (15) years in monthly installments, except for Chase Automotive, which is for a period of two (2) years. Upon satisfaction of the obligation to Chase Automotive Finance, the Company agreed to pay Mr. Sorrentino an aggregate of $4,653 payable in 36 equal monthly installments. The Company agreed that upon the consummation of the merger with IMSI, the Company’s obligations to Mr. Sorrentino will be secured by the assets of IMSI, such security interest to be subordinated to existing secured bank debt and certain other creditors who had previously agreed to restructure their indebtedness in order to facilitate the merger with IMSI. In the event that the merger with IMSI was not consummated, the Company agreed under the Memorandum to enforce its rights under the promissory note, which the Company purchased from Union Bank of California in August 2001, and, upon foreclosure on the promissory notes, IMSI shall be obligated to make payments to the Company of $ 50,000 per month for 60 months, in turn, remitting payment to Sorrentino. The merger with IMSI was not consummated. On February 28, 2002, the Company and IMSI terminated the proposed merger agreement, and entered into an agreement which provides for the conversion of the promissory note purchased by the Company into 9,000,000 shares of common stock of IMSI plus $250,000 in cash to be paid in monthly installments over 15 months. The parties agreed to terminate the merger contemplated by the Merger Agreement. IMSI also agreed to prepare and file a registration statement registering 2,000,000 of the shares of common stock and to provide the Company with piggyback registration rights with respect to the remaining 7,000,000 shares. In addition, effective February 28, 2002, certain members of the Boards of Directors of the Company and IMSI resigned and no directors continue to serve as directors of both companies. Subsequently, on July 25, 2002, Mr. Sorrentino and RJS Consulting Corp., filed an action in New York State Supreme Court, New York County (Index # 602399/02) against the Company, DCDC (Delaware), various officers and directors, alleging among other things, breach of contract and fraud. In February, 2003 the Parties entered into a settlement agreement and dismissal of the action. Under the settlement, the Company made a one time cash payment to Mr. Sorrentino of $300,000 and transferred 500,000 shares of stock, of its holdings in International Microcomputer Software, Inc valued at $565,000 for a total fair value of $865,000.

CineBlast Litigation
In January, 2003 the principals of CineBlast, Raymond DeMarco, Michael Morley and Gil Holland field an action in New York State Supreme Court, New York County (Index # 100192/03) against the Company and DCDC (Delaware). In July, 2003 the parties executed a Settlement Agreement and a Stipulation of Discontinuance. The settlement agreement provided for the following: 1) the payment by the Company of $5,000 each to mssrs. DeMarco, Morley and Holland; 2) 80,000 shares of stock of IMSI owned by the Company to each of mssrs. DeMarco, Morley and Holland; 3) three (3) Promissory Notes (totaling $175,000.00), requiring the Company to pay mssrs. Holland, DeMarco and Morley $58,333.33 each, two (2) years from the date in which this Settlement Agreement is executed. If the IMSI Stock referred to above is unrestricted and able to be traded on the open market, and is above $2.00 on the date the Notes become due, DCDC shall have no obligation to pay the Notes, and said Notes shall become null and void. Further, DCDC’s obligations on the Notes shall be proportionately reduced if the IMSI Stock is below $2.00. (For example, if the stock price is $1.90 on said date, the $175,000.00 obligation shall be reduced by $151,000.00 leaving an obligation of $24,000.00, requiring DCDC to pay Holland, DeMarco and Morley $8,000.00 each. If the stock price is $1.80 on said date, the Notes shall be reduced by $127,000.00 leaving an obligation due of $48,000.00, requiring DCDC to pay Holland, DeMarco and Morley $16,000.00 each, etc. On April 21, 2005 the Notes related to the CineBlast settlement became due and payable, since on that date, shares of IMSI did not trade above $2.00/share. Based on the above formula in the settlement agreement the total obligation due the principals of CineBlast is $153,600. Management of the Company has negotiated a payout of this obligation under which the amount of $ 153,600 will be paid over six months, beginning July 2005, without interest, as follows: $ 15,000 at July 1 and August 1; $ 30,000 at September 1, October 1 and November 1; and $ 33,600 at December 1.

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

Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The following table sets forth the high and low prices for the periods indicated as reported by the National Daily Quotation Service, Inc. between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. On September 22, 2005 the closing bid price was $.14/share.

2001 Fiscal Year

First Quarter	1.31	2.50
Second Quarter	.320	1.37
Third Quarter	.320	.900
Fourth Quarter	.250	.420

2002 Fiscal Year

First Quarter	.110	.270
Second Quarter	.100	.110
Third Quarter	.070	.200
Fourth Quarter	.150	.250

2003 Fiscal Year

First Quarter	.130	.160
Second Quarter	.040	.130
Third Quarter	.030	.050
Fourth Quarter	.031	.143

The Common Stock was recorded on the NASD Bulletin Board with the symbol DCDC. On September 22, 2005, the number of record holders of the Company's Common Stock was 500. In November 2001, the Company's stock was delisted from the NASD Bulletin Board due to its failure to timely file its Form 10-KSB with the Securities and Exchange Commission. The stock is traded on the Pink Sheets.

Dividends
In November and December 1997, the Company consummated a private placement with respect to equity units consisting of shares of its Series C Preferred Stock and warrants to purchase shares of common stock for aggregate proceeds of $990,000. The Company sold 9,900 shares of Series C Preferred Stock with warrants to purchase 148,500 shares of common stock attached. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100/share plus accrued and unpaid dividends, at any time. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semi-annually, if and when the Board declares a dividend. On September 28, 1998, the Company sold 4,000 shares of Series D Preferred Stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $400,000. The preferred stock is convertible into 400,000 shares of common stock. The holders of the preferred stock are entitled to a cumulative dividend of 15% per annum, payable semi annually, if and when the Board declares a dividend. To date, the Company has not paid any dividends on its Common Stock or Preferred Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Series A and Series C Preferred Stock. The amount of accumulated and unpaid dividends on the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock was approximately $780,000 as of June 30, 2003.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 Certain matters and statements made in this Annual Report on Form 10-KSB constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates," "may," "believes," "estimates," "projects," "expects" "intends," and words of similar import. In addition to the statements included in this Annual Report on Form 10-KSB, the Company and its representatives may from time to time make other oral or written forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks, and uncertainties include, but are not limited to, general business conditions, including the timing or extent of any recovery of the economy, the highly competitive nature of the industry in which the Company operates, the continued involvement of military forces in the war on terrorism, the speed with which consumers regain confidence in the safety of air transportation and other risks and uncertainties. All such forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, and therefore, those statements may turn out to be incorrect. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes in future filings with the Securities and Exchange Commission or in any of its press releases. This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and those actual events or results may differ materially.

Overview
Prior to February, 2002 the Company's principal sources of revenues were from the operations of Company owned restaurants and the receipt of royalties from franchisees. The Company's cost of sales included food, supplies and occupancy costs (rent and utilities at Company owned stores). Operating expenses include labor costs at the Company owned stores and advertising, marketing and maintenance costs. Franchise services and selling expenses included fees payable to regional representatives and their expenses and the salary of the Company's Director of Franchise Services. General and administrative expenses include costs incurred for corporate support and administration, including the salaries and related expenses of personnel at the Company's headquarters (except the Director of Franchise Services), the costs of operating the headquarters offices (rent and utilities) and certain related costs (travel and entertainment). Since the spring of 2002, the Company has been inactive , except for its interest in International Microcomputer Software Inc. , the evaluation of potential acquisitions and the settlement of pending disputes and litigation.

Results of Operations

Fiscal 2003 and Fiscal 2002
The Company reported total revenues of $ 6,100 for the year ended June 30, 2003 (“Fiscal 2002”), reflecting a decrease of $ 186,600 or 97%. These revenues were basically comprised of interest and contract fee income and reflect the fact that the Company has only one business segment , which is the investment in IMSI. General and administrative expenses declined 71% or $ 1,051,800 to $ 425,500 reflecting the reduction of corporate overhead, including personnel and rental office space. Other expenses of $ 803,900 are primarily the result of stock based compensation of $ 430,200 and a settlement with the former principals of CineBlast of $ 359,600. The foregoing resulted in a net loss from continuing operations of $ 1,223,300 for the fiscal 2003 year as compared with income from continuing operations of $ 163,300 in 2002. The gains on the disposal of discontinued operations resulted in a gain of $3.7 million in the 2002 fiscal year.

Fiscal 2002 and Fiscal 2001
After reclassifying its results for the year ended June 30,2001 to reflect the effect of operations sold or discontinued, the Company reported total revenues of $ 192,700 for the year ended June 30, 2002 (“Fiscal 2002”), reflecting a decrease of $ 213,300 or 53%, compared to $ 406,000 for year ended June 30, 2001 (“Fiscal 2001”). These revenues were basically comprised of interest and dividend income and management fees and the decrease was primarily attributable to the Company’s decrease in cash and dividend producing marketable securities. Since the sale by the Company of its restaurant operations and the cessation of all of the Company’s operating subsidiaries, the Company’s operations for the fiscal year 2002 are not comparable to the prior year’s results. The operations for the current year reflect the Company’s management of its investment in IMSI, its only significant investment, which resulted in a transaction gain of $ 1.6 million, upon conversion of a note receivable into 9,000,000 shares of common stock.  The sale of discontinued operations resulted in a gain of $ 3.7 million and a related loss of $ 1.0 million from the sale of a note receivable from that discontinued entity. Additionally, a settlement with the Company’s former executive officer resulted in a gain of $ 933,400. The foregoing resulted in net income of $ 3.9 million for the fiscal 2002 year as compared with a net loss of $ 20.5 million in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current assets exceeded its current liabilities by $700,000 at June 30, 2003, compared to current assets exceeding its current liabilities by $900,000 at June 30, 2002. The Company had no cash or cash equivalents at June 30, 2003 or 2002. However, its marketable securities had a market value of $1.1 million and $1.2 million at June 30, 2003 and June 30, 2002, respectively. The principal reason for the decrease in net current assets is primarily the decline in market value of the Company’s holdings in IMSI.

In January 2003, the Company borrowed the sum of $300,000 from its former chairman, Bruce Galloway. The term of the loan was three months with a 12% coupon. In addition, Mr. Galloway received 1,000,000 warrants with an exercise price of $.01 per share and his lender, AFC Enterprises, Inc., received a warrant to purchase 1,000,000 shares of common stock at $.01/share. The loan was repaid in April, 2003. Mr. Galloway and AFC Enterprises exercised the respective warrants.

In April 2003 the Company issued $ 345,000, of secured promissory notes to a group of investors. The notes mature in August 2005 and bear interest at 10%. In addition, for each $60,000 of notes issued, the Company issued a warrant to purchase 1,000,000 shares of stock at an exercise price of $.01/share. The notes are collateralized by 2,000,000 shares of IMSI stock currently held by the Company. The proceeds of this offering were used to repay the loan to Mr. Galloway and for the Company’s working capital requirements.

The warrants issued in 2003 were valued at $392,500 and charged to interest expense.

The holders of promissory notes, have exercised all 4,750,000 of the warrants associated with their notes at $0.01 per share. The number of shares of IMSI Common Stock pledged as collateral for the $ 345,000 promissory notes, are subject to adjustment one year after the initial closing date of the issuance of the promissory notes based on the 30-day trailing average of the bid prices of shares of Common Stock of IMSI as listed on the OTC Bulletin Board or such other exchange as such shares are then listed upon. As such, the number of shares that are subject to the pledge agreement as of June, 2004 are 747,869 shares.

In the Fall of 2004, all but two of the note holders granted extensions to the Company through December 31, 2005 with respect to the notes due in August, 2004. The principal amount of the notes subject to such extension is $225,000. The Company is attempting to negotiate an extension of the maturity dates with  the two remaining note holders, holding promissory notes in the aggregate principal amount of $ 120,000. The Company's management is confident that such extensions can be obtained, but  there can be no assurances that this will occur.

On September 10, 2003 the Company extended a bridge loan to Access Propeller, LLC ("Access") in the sum of $300,000. This loan is secured against all the assets of Access. Access owns 81% of Jippii (USA), n/k/a as DownPlay, Inc. DownPlay is in the business of providing downloadable mobile entertainment to cell phones and wireless devices. The loan bears interest at 10% and matures on February 4, 2004. In addition, the loan allows the Company the option to make a further investment of $900,000 in the form of preferred stock to acquire a total of 50.1% of the outstanding stock of Access. On October 31, 2003 the Company converted its loan to 304,250 shares of Preferred Series A stock. In December 2003, the Company decided not to make a further investment in Access or its subsidiary, DownPlay, giving the Company an ownership stake in Access of approximately 12%. Due to subsequent finaning by Access, it is estimated that the C Company's ownership stake has been reduced to approximately 9%.

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

On June 17, 2005,  the Company remitted a payment of $38,979.45. MULTI-MAG agreed to extend the due date for the principal and the remaining accrued interest on the note from May 31, 2005 to December 31, 2005.

On September 30, 2004, the Company sold 200,000 shares of IMSI for gross proceeds of $200,000. The Company used $77,500 of this amount to pay certain indebtedness owed IMSI in the form of accrued interest and a reduction of principal.

On May 25, 2005 the Company sold 250,000 shares of IMSI for gross proceeds of $277,000. The Company used approximately $ 38,979.45 of this amount to pay accrued interest to Multi-Mag and the remainder for general working capital purposes.

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

Item 8. Changes in and Disagreements with Accountants.

Effective June 23, 2004, the company engaged the services of Miller Ellin & Co., LLP to replace the Company’s former auditor as the Company’s independent certifying public accountant. The Company notified its former auditor, Goldstein Golub & Kessler, LLP (the "Former Auditor") that the client-auditor relationship had ceased. The Former Auditor had served as the Company's independent public accountant prior to its resignation. The Former Auditor's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion. There were no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

Name	Age	Position

Gary Herman	41	Chairman of the Board, Chief Executive Officer, and Secretary
Skuli Thorvaldsson	64	Director, Chief Financial Officer, Treasurer
Sigurdur Jon Bjornsson	38

Directors

Gary Herman. Mr. Herman was elected to the Board of Directors in May 2001 and became Chairman and Chief Executive officer in January 2002. Mr. Herman is also the Managing Partner of Galloway Capital Management, LLC. Prior to this, he was an investment banker with Burnham Securities from 1997 to 2002 as well as a Managing Director with Arcadia Securites LLC. Prior to joining Burnham, he was the managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman is currently Chairman of the Board of DataMetrics Corporation and a director of Shells Seafood Restaurant Corp. Mr. Herman has a B.S. from the State University of New York at Albany. Mr. Herman became a director of IMSI in August 2001 pursuant to the merger agreement between the Company and IMSI. Mr. Herman resigned as a director of IMSI on January 25, 2002.

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

Beneficial Ownership Reporting Compliance

Section 16 A (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal year ended June 30, 2003 all filing requirements were met.

Item 10. Executive Compensation.
The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2003; 2002; 2001.

(a)    Summary Compensation Table
				Awards Payouts	Payouts
						Long term Compensation
Name And Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /SARs	LTIP Payouts	All Other Compensation

Bruce Galloway	2003	-	-	-	-	-	-	-
Former Chairman & CFO	2002	$	$-	$-	-	10,000	$-	$-
	2001	$14,000	$-	$-	-	311,329	$-	$-

Martin Wade III	2003
Former Chairman	2002	$108,000	$-	$-	-	100,000	$-	$-
	2001	$216,667	$-	$-	-	1,000,000	$-	$-

Vincent De Lorenzo	2003	$-	$-	$-	-	-	$-	$-
Former CFO	2002	$87,500	$-	$-	-	137,500	$-	$-
	2001	$108,285	$-	$-	-	-	$-	$-

Jeffrey Bernstein	2003
President & CEO of Arthur	2002	$73,000	$-	$-	-	-	$-	$-
Treacher's	2001	$146,154	$-	$-	-	-	$-	$-

Ralph Sorrentini	2003
Former President & CFO	2002	$-	$-	$-	-	-	$-	$225,262
(Terminated)	2001	$75,000	$-	$-	-	5,000,000	$-	$-

Gary Herman	2003	21,700	-	-	-	-	-	-
Chairman & CEO	2002	32,000	-	-	-	-	-	-
	2001	-	-	-	-	-	-	-

(b)    Option/SAR Grants in Last Fiscal Year

	Number of	Percentage of
	SecuritiesUnderlying	Total Options/SARs
	Options/SARs	Granted to Employees	Exercise or	Expiration
Name	Granted	In Fiscal Year	Base Price	Date
Bruce Galloway	-	-	-	-
Martin Wade III	-	-	-	-
Gary Herman	-	-	-	-
SkuliThorvaldsson	-	-	-	-

( c )    Aggregate Options/SAR Exercises in Last Fiscal Year and Fiscal YE None

Name	Shares Acquired On Exercise	Value Realized	No. Of Unexercised Options/SARs at June 30,2003	In the Money Options/SARs at June 30,2003
Bruce Galloway	-	-	-	-
Martin Wade III	-	-	-	-
Gary Herman	-	-	-	-
SkuliThorvaldsson	-	-	-	-

Executive Compensation

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

(1) Bruce R. Galloway was the Chairman of the Board of the Company until January 2002. Includes i) options to purchase 500,000 shares of Common Stock, which are exercisable at an exercise price of $.01/share through June 2015; (ii) 1,040,404 shares of common stock held by Jacombs Trading, Inc. and 544,100 shares of common stock owned by his wife and children. Excludes 2,000,000 shares owned by Burnham International, Inc. Bruce Galloway is a managing director of Burnham Securities Inc., which previously owned 49% of Burnham International, Inc.

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

Item 12. Certain Relationships and Related Transactions.

In May 2004, Gary Herman and Bruce Galloway satisfied an obligation to a former officer totaling approximately $ 36,000 and are negotiating to extend the terms of the note with the Company.

On September 18, 2003, the Company entered into a 15% one-year note with IMSI whereby the company borrowed $350,000. The note was due, with interest, on September 18, 2004 and is secured by 400,000 shares of IMSI stock currently owned by DCDC. The agreement also required DCDC not to sell any other IMSI common stock, which it holds, with the exception of private sales of IMSI common stock, until February 15, 2004. Concurrent with this note, DCDC prepaid the entire principal portion of a $50,000 note, made in favor of IMSI on February 25, 2003. That note, due on February 25, 2004 was unsecured and carried a 4% interest rate. The interest payable, amounting to $1,712 was paid on June 29, 2004.

On September 18, 2004, the Company and IMSI entered into an amendment to the Note. The Amendment provides for the extension of the maturity date to May 31, 2005 as well as the payment of accrued interest by October 31, 2004 in the sum of $52,000. In addition, the Company provided to IMSI as additional collateral, its ownership stake in Access Propeller, LLC. On October 18, 2004, the accrued interest payment was made to IMSI as well as an additional payment of $25,000 credited towards a reduction of principal.

On January 5, 2005, IMSI sold and assigned the Note to Multo-Mag Corporation ("Mulit-Mag"). On June 5, 2005 the Company and Multi-Mag executed Amendment #2 to the Promissory Note.  This amendment provides that DCDC pay all accrued interest due from September 19, 2004 through May 31, 2005 of $ 38,900 no later than June 30, 2005. On June 17, 2005, the Company remitted the interest payment. Additionally, interest will be paid on the Note from June 1, 2005 through the payment date, which will be no later than June 30, 2005 at the rate of $135 per day.  The entire principal and the remaining interest on the Note is due on December 31, 2005.

Item 13. Exhibits and Report

(a) Exhibits

3.1.1 Certificate of Incorporation.(1)
3.1.2 Agreement and Plan of Reorganization and First Addendum dated December 5, 1983.(1)
3.1.3 Certificate of Merger dated January 23, 1984.(1)
3.1.4 Articles of Merger dated January 27, 1984.(1)
3.1.5 Articles of Amendment to Articles of Incorporation dated January 27, 1984.(1)
3.1.6 Amendment to Articles of Incorporation dated January 27, 1986.(1)
3.1.7 Articles of Amendment to Articles of Incorporation dated June 28, 1996.(1)
3.1.8 Articles of Amendment to Articles of Incorporation dated July 31, 2000.(3)
3.2 Bylaws.(1)
4.2 Certificate of Designation of Series A Preferred Stock.(1)
4.10 Certificate of Designation of Series B Preferred Stock.(1)
4.4 Certificate of Designation of Series C Preferred Stock of Warrant to Burnham Securities Inc.(1)
4.5 Certificate of Designation of Series D Preferred Stock.(1)
10.9 Uniform Franchise Offering Circular dated January 1, 1997.(1)
10.10 Form of Franchise Agreement dated January 1, 1997.(1)
10.11 Form of Warrant exercisable at $1.51 per share.(1)
10.12 Form of Warrant to Burnham Securities Inc.(1)
10.13 *Uniform Franchise Offering Circular dated January 1, 1997.
10.14 *Form of Franchise Agreement dated January 1, 1997.
10.15 *Form of Warrant exercisable at $1.51 per share.
10.16 *Form of Warrant to Burnham Securities Inc.
10.13 Form of Stock Option to Employees.(1)
10.18 Form of agreement with holders of Series A Preferred Stock.(1)

10.20 Co-Branding Agreement between the Company and Miami Subs Corp. dated August 13, 1998.(2)
10.21 Letter Agreement to co-brand between the Company and Miami Subs Corp. dated April 30, 1999.(3)
10.24 Purchase Agreement among the Company, TI (Delaware) and Jeffrey Bernstein, dated October 2, 2000.(3)
10.25. Agreement and Plan of Merger between the Company and IMSI dated August 31, 2001.(4)
10.26 Loan Purchase Agreement between the Company and Union Bank of California dated August 22, 2001.(4)
10.29 Option Agreement with Martin Wade dated June 1, 2001.
10.30 Memorandum of Agreement between the Company, Ralph Sorrentino and RJS Consulting Corp. dated October 30, 2001.
10.31 Purchase Agreement between ATI (Delaware) and PAT Franchise dated February 28, 2002.(5)
10.32 Common Stock Purchase Agreement among the Company, DCDC (Delaware) and PAT Services, dated February 28, 2002. 4
10.33 Guaranty and security Agreement between PAT Franchise and the Company dated February 28, 2002.(5)
10.34 Pledge Agreement between PAT Services and the Company dated February 28, 2002.(5)
10.35 Amended and Restated Senior Secured Promissory Note in favor of the Company dated February 28, 2002. (5)
10.36 Promissory Note Conversion and General Release dated February 28, 2002 between the Company and IMSI.(5)
10.37 Sale Agreement between International Microcomputer Software, Inc. and the Company dated November, 2001_for the sale of Keynomics, Inc. (7)
10.38 Note Purchase Agreement between the Company and KGS Holdings, Ltd. dated June, 2002.
10.39 Settlement Agreement between the Company and Ralph Sorrentino dated January, 2003. (7)
10.40 Settlement Agreement between the Company and Raymond DeMarco, Michael Morley and Gil Holland dated March , 2003. (7)
10.42 Promissory Note in favor of IMSI dated September 18, 2003.(6)
10.43 Promissory Note issued by Access Propeller, LLC in favor of the Company dated September , 2003.(6)
10.44 Amendment No.1 to the Promissory Note in favor of IMSI dated September18, 2003.(6)
10.45 Assignment Agreement of the Promissory Note between the Company, International MicrocomputerSoftware, Inc. and Multi Mag Corporation dated as of February 3, 2005 (7)
10.46 Amendment No.2 to the Promissory Note in favor of Multi Mag dated September , 2003 (7)
21. List of Subsidiaries (3)

1 Previously Filed with Form 10-SB Declared Effective on August 12, 1997
2 Previously filed with Form 10-KSB for the year ended June 30, 1999
3 Previously filed with Form 10-KSB for the year ended June 30, 2000
4 Previously filed with Form 8-K filed on September 19, 2001
5 Previously filed with Form 8-K filed on March 15, 2002
6 Previously filed with Form 8-K filed on October 20, 2004
7. Previously filed with Form 10-KSB for the year ended June 30, 2002

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DEVELOPMENT CORPORATION (Registrant)

Date: November 17, 2005	By:	/s/ Gary Herman
Gary Herman
Chairman and Chief Executive Officer

By:	/s/ Skuli Thorvaldsson
Skuli Thorvaldsson
Chief Financial Officer

Name	Title	Date

/s/ Gary Herman,	Chairman and CEO	November __, 2005
Gary Herman

/s/ Skuli Thorvaldsson,	Director	November __, 2005
Skuli Thorvaldsson

Digital Creative Development Corporation

Index to Consolidated Financial Statements

Report of independent accounting firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity (Deficiency)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Digital Creative Development Corporation
and Subsidiary

We have audited the accompanying consolidated balance sheets of Digital Creative Development Corporation & Subsidiary as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Creative Development Corporation and Subsidiaries as of June 30, 2003 and 2002, and the result of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MILLER, ELLIN & COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
July 13, 2005

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND 2002

ASSETS

	2003	2002
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$1.0	$-
Marketable securities	1,072.6	1,212.0
Accounts and notes receivable, net	-	250.1
TOTAL CURRENT ASSETS	1,073.6	1,462.1

OTHER ASSETS
Marketable and non-marketable securities and advances net of allowance of $ 3,560,000 in both years	4,391.9	5,600.0
TOTAL ASSETS	$5,465.5	$7,062.1

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, accrued expenses and other liabilities	$227.7	$232.0
Current portion of notes payable - related parties	175.0	341.2
TOTAL CURRENT LIABILITIES	402.7	573.2

NOTES PAYABLE-RELATED PARTIES, NET OF
CURRENT MATURITIES	335.4	123.0
TOTAL LIABILITIES	738.1	696.2

STOCKHOLDERS' EQUITY
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $ 1; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $ 100; 9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $ 100; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued
and Outstanding:47,649,165 Shares at June 30,2003; 44,399,165 Shares
at June 30,2002	476.5	444.0
Additional paid in capital	37,916.9	37,380.2
Accumulated other comprehensive income	1,929.0	2,913.4
Accumulated deficit	(36,849.9)	(35,626.6)
TOTAL STOCKHOLDERS' EQUITY	4,727.4	6,365.9

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,465.5	$7,062.1

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

	2003	2002
	(in thousands)
TOTAL REVENUE
Dividend, interest, and other income	$6.1	$102.9
Management fee income	-	89.8
	6.1	192.7
OPERATING EXPENSES
General and administrative expenses	425.5	1,477.3
LOSS FROM OPERATIONS	(419.4)	(1,284.6)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(446.3)	(53.5)
Net realized gain (loss) on investments and notes receivable	2.0	568.0
Settlement of litigation with former executive	-	933.4
Settlement of litigation with former employees	(359.6)	-
TOTAL OTHER INCOME (EXPENSES)	(803.9)	1,447.9

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,223.3)	163.3

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	-	3,730.7

NET INCOME (LOSS)	(1,223.3)	3,894.0

UNDECLARED PREFERRED STOCK DIVIDENDS	(145.5)	(145.5)

Net income (loss) attributable to common shareholders	$(1,368.8)	$3,748.5

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES
FOR BASIC EARNINGS PER SHARE	45,128.3	38,965.5

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES
FOR DILUTED EARNINGS PER SHARE	45,128.3	41,184.5

BASIC INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(0.03)	$-
DISCONTINUED OPERATIONS	-	0.10
	$(0.03)	$0.10

DILUTED INCOME (LOSS) PER SHARE
CONTINUING OPERATIONS	$(0.03)	$-
DISCONTINUED OPERATIONS	-	0.09
	$(0.03)	$0.09

NET INCOME (LOSS)	$(1,223.3)	$3,894.0
Other comprehensive operations
Unrealized gain (loss) on marketable securities	(984.4)	3,153.4
Comprehensive net income (loss)	$(2,207.7)	$7,047.4

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated	Deferred
	Series A	Series C	Series D	Stock	Capital	Income	Deficit	Compensation	Total

Balance at June 30, 2001	$2.2	$852.7	$400.0	$325.1	$35,923.3	$(240.0)	$(39,520.6)	$(1,488.3)	$(3,745.6)

Issuance of common stock in connection with conversion of long term debt				35.9	782.3				818.2
Sale of common stock and warrants				69.7	200.3				270.0
Issuance of common stock for services				1.0	14.0		-		15.0
Exercise of common stock options				12.3	135.3				147.6
Interest and compensation charges for issuance of stock options and warrants					325.0				325.0
Unrealized gain on investments						3,153.4			3,153.4
Stock based compensation								1,488.3	1,488.3
Net income							3,894.0		3,894.0

Balance at June 30, 2002	2.2	852.7	400.0	444.0	37,380.2	2,913.4	(35,626.6)	-	6,365.9

Issuance of common stock in connection with debt issuance				5.0	15.0				20.0
Interest and compensation charges for issuance of stock options and warrants					521.7				521.7
Exercise of common stock warrants				27.5					27.5
Unrealized loss on investments						(984.4)			(984.4)
Net loss							(1,223.3)		(1,223.3)

Balance at June 30, 2003	$2.2	$852.7	$400.0	$476.5	$37,916.9	$1,929.0	$(36,849.9)	$	$4,727.4

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

	2003	2002
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(1,223.3)	$163.3
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Amortization of options and warrants issued	392.5	325.0
Amortization of debt discount	16.1	-
Gain on conversion of notes receivable	-	(1,498.6)
Loss on abandonment of furniture and fixtures	-	26.4
Bad debt expense	-	6.0
Stock based compensation	-	15.0
Noncash payment for services	254.4	-
Issuance of compensatory stock options and warrants	-	147.6
Gain realized on settlement with former executive	-	(933.4)
Loss realized on settlement with former employees	283.7	-
Changes in assets and liabilities:
Decrease in prepaid expenses and other	-	6.5
Increase (decrease) in accrued expenses	(4.2)	(32.1)
NET CASH USED IN OPERATING ACTIVITIES	(280.8)	(1,774.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	-	(2,500.0)
Proceeds from sale of subsidiary and merger termination settlement	250.1	200.0
Net cash used in investing activities	250.1	(2,300.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	47.5	270.0
Proceeds from issuance notes payable - related parties	645.0	123.0
Payments of amounts due to former executive	(341.2)	(435.0)
Payments of notes payable	(319.6)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	31.7	(42.0)

NET CHANGE IN CASH AND CASH EQUIVALENTS
FROM CONTINUTING OPERATIONS	$1.0	$(4,116.3)

CASH PROVIDED BY DISCONTINUED OPERATIONS	-	873.6

CASH AND EQUIVALENTS, beginning of year	-	3,242.7

CASH AND EQUIVALENTS, end of year	$1.0	$-

Supplemental disclosure of noncash transactions:
Services settled in exchange for shares of marketable securities held	$249.2	$-
Issuance of common stock in connection with the conversion of
long term debt	$-	$818.2
Issuance of common stock for services	$-	$15.0

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at June 30, 2003 and June 30, 2002 is Digital Creative Development Company (Delaware). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company owned, operated and franchised quick-service restaurants under the names "Arthur Treacher's Fish &Chips" and "'Pudgie's Famous Chicken." In addition, the Company acquired and made investments in traditional entertainment content entities and invested and formed joint ventures with Web design, Web consulting and other companies that create and transmit digital broadband content.

On December 28, 2000, the Company filed Form 10-SB with the Securities and Exchange Commission. The purpose of this registration statement was the distribution of common stock to separate the restaurant business from the Company's entertainment business, in order (i) to allow the restaurant business to focus on its core strengths and (ii) to permit customers, stockholders and other constituencies to better evaluate the respective businesses. The Company and its restaurant subsidiary had entered into a series of agreements, contingent on the completion of the distribution, relating to the distribution and the relationship of the entities thereafter. This registration statement was not declared effective and the proposed spin-off did not occur.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

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

STOCK-BASED COMPENSATION

Since July 1, 2002, the Company has accounted for stock-based compensation in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 123. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amended the manner by which a company accounts for the transition to the fair value based method recommended by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation. Prior to July 1, 2002, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

CASH AND CASH EQUIVALENTS

The Company considers all short term investments in interest bearing accounts, securities and other investments with an original maturity of three months or less to be a cash equivalent.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

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

NEW ACCOUNTING PRONOUNCEMENTS

In 2004 and 2003, the FASB issued the following new statements and interpretations:

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

Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Statement No. 147, Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.

Statement No. 148, Accounting of Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.

Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.

Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

Statement No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4.

Statement No.152, Accounting for Real Estate Time-Sharing Transactions.

Statement No. 153, Exchanges of Nonmonetary Assets

Statement No. 154, Accounting Changes and Error Corrections

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others--an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

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

On February 28, 2002, the Company sold its 80% interest in ATI (Delaware) to PAT Services, Inc. (“PAT Services”) for the consideration of $100, assumption of liabilities and a waiver by Mr. Jeff Bernstein (the then president of ATI (Delaware) of his right to convert his shares of ATI (Delaware) into shares of common stock of the Company under the conversion agreement with the Company, ATI (Delaware) and Mr. Bernstein executed in connection with the acquisition of Pudgie's in October 2000. Contemporaneously with the sale of ATI (Delaware), ATI (Delaware) transferred certain property rights (including all its trademarks) and 100% of the stock of its subsidiaries, Arthur Treacher’s Franchise Systems, Inc. and Pudgie's Franchise Corp. to PAT Franchise Systems, Inc. (“PAT Franchise”), an entity controlled by Mr. Bernstein, in consideration for the assumption of certain liabilities of ATI (Delaware). The two subsidiaries of ATI (Delaware) are parties to the franchise agreements with the franchisees in the Arthur Treacher’s and Pudgie's restaurant systems.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

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

In December 2001 the Company entered into an agreement with the principals of CineBlast! to transfer 100% of the shares of CineBlast to the principals for the reduction of sums of their various consulting and employment agreements. In January, 2003 the principals of CineBlast filed an action against the Company and DCDC (Delaware) alleging among other things, breach of contract. In July 2003 the parties executed a Settlement Agreement and a Stipulation of Discontinuance. On April 21, 2005 the Notes Payable related to the CineBlast settlement of $175,000 became due and payable. And based upon the formula in the settlement agreement the total obligation due the principals of CineBlast is $153,600.  (See “Settlement With Former Employees”)

Additionally, in November 2001 the Company discontinued the operations of its affiliate, EyeCandy.

The resultant gain on the disposal or discontinuance of the aforementioned entities totaled $ 3.7 million.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

3.  NOTES RECEIVABLE—RELATED PARTY

At June 30, 2002, the Company had two notes receivable from IMSI in an amount totaling $250,100, resulting, primarily, from the termination agreement discussed in Note 2 and also from the sale of Keynomics to that entity. These receivables were satisfied in the 2003 fiscal year.

Notes receivable at June 30, 2003 and 2002 are as follows:

	2003	2002

Note receivable from IMSI from termination agreement	$-0-	$200,000
Note receivable from IMSI from sale of Keynomics	-0-	50,100
Total	$-0-	$250,100

4.  INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES

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

The Company had investments and advances in certain marketable and non-marketable securities at June 30, 2003 and 2002, as follows:

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

	June 30, 2003	June 30, 2002
Securities not readily marketable, Nonmarketable Securities and Advances
IMSI	$2,880,900	$3,169,600
MadeMyWay.com, Inc.	1,200,000	1,200,000
Interactive Pager Media, Inc	1,000,000	1,000,000
Our Yearbook Corporation	610,000	610,000
Heavy.com	500,000	500,000
Liquor.com	250,000	250,000
Sub total	6,360,900	6,929,600
Unrealized gain on non-marketable securities	1,561,000	2,430,400
Less allowance for impairment loss	(3,560,000)	(3,560,000)
Total	$4,391,900	$5,600,000

Marketable Securities:
IMSI	$679,200	$679,200
Thinking Tools, Inc.	300,000	300,000
Unrealized gain on marketable securities	93,400	232,800
Total	$1,072,600	$1,212,000

An impairment loss of non-marketable securities has been recorded because the Company has concluded that recoverability of its investments in such entities is unlikely and improbable based upon its review of the current financial status of each entity.

The shares of IMSI owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933.  Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of IMSI's then outstanding shares of common stock.  In the event that IMSI becomes listed on the NASDAQ or on a national securities exchange, the maximum amount that can be sold will be the greater of one percent of the outstanding shares and the average weekley trading volume of IMSI's common stock for the four weeks preceeding the Company's filing of a notice of sale with the SEC. Since these shares are restricted, the shares which can be sold within one year are shown as a current asset and the balance of the shares are shown in other assets on the balance sheet.

A total of 400,000 shares of IMSI stock secures the Company's 15% 350,000 Promissory Note to Multi Mag Corporation and 747,869 shares of IMSI stock secure the $345,000 note to investors. See Note 5 - "Notes Payable - Related Parties."

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

5. NOTES PAYABLE - RELATED PARTIES

At June 30, 2003 and 2002, the Company’s long term debt consisted of the following:

	2003	2002

Debt due to former executive in conjunction with settlement agreements. Non-interest bearing at June 30, 2002; at June 30, 2001, interest rates range from 7.75% to 10.6% (See “Settlement With Officer”)	$-0-	$341,200
$345,000 Secured Promissory Notes with Interest at 10%, net of discount	231,900	-0-
Notes payable to certain former executives	103,500	123,000
Debt due to former employees in conjunction with settlement agreement (See”Settlement With Former Employees”)	175,000	-0-
Total	$510,400	$464,200
Less : Current portion	175,000	341,200
Net Long term debt	$335,400	$123,000

In December 2001, Martin Wade, the Company’s former CEO, lent the Company $50,000 bearing interest at 12%, and due on December 31, 2001. As additional consideration for the loan, Mr. Wade was issued warrants to purchase 500,000 shares of common stock of the Company at $0.01 per share, which was valued at $53,900 and included as interest expense. On July 1, 2005, the maturity date of this loan was extended to December 31, 2005.

In November 2001, Mr. Bernstein, the former President of the Company's Restaurant Division advanced the Company $50,000 bearing interest at 12%.  The Company made periodic payments on this debt, totaling approximately $ 21,500 leaving approximately $36,000, which included certain other indebtedness.  In May 2004, Gary Herman and Bruce Galloway satisfied the remaining obligation to Mr. Bernstein on behalf of the Company. Mr. Herman and Mr. Galloway have equally assumed the balance of the note and the Company and Messrs. Galloway and Herman are negotiating to extend the note. The Company's management is confident that such extension can be obtained.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

Throughout the period from July 1, 2001 through June 30, 2004, Mr. Bruce Galloway the Company's former chairman, had advanced monies at 12% to allow the Company to satisfy operating expenses, the amounts outstanding to Mr. Galloway totaled $ 25,000 and $ 23,000 at June 30, 2003 and 2002, respectively.

In January 2003, the Company borrowed the sum of $300,000 from its former chairman, Bruce Galloway to satisfy certain obligations of the Company. The term of the loan was three months with interest at 12%. In addition, Mr. Galloway received a warrant to purchase 1,000,000 shares of common stock of the Company with an exercise price of $.01 per share. Mr. Galloway borrowed the funds advanced to the Company from AFC Enterprises, Inc. (“AFC”). In addition, AFC received a warrant to purchase 1,000,000 shares of common stock at $.01 per share. As an inducement to advance the funds to Mr. Galloway, the loan was repaid in April 2003. Mr. Galloway and AFC Enterprises have exercised their respective warrants.

In April 2003, the Company issued $ 345,000, of secured promissory notes to a group of investors. The notes mature in August 2005 and bear interest at 10%. In addition, each for $ 60,000 of notes issued, the Company issued a warrant to purchase 1,000,000 shares of stock at an exercise price of $.01/share. A total of 5,750,000 warrants were exercised at a price of $.01/share. These warrants were valued at $392,500 and charged to interest expense. These notes were collateralized by 2,053,571 shares of IMSI stock currently held by the Company. The proceeds of this offering were used to repay the loan to Mr. Galloway and for the Company’s working capital requirements.

The number of shares of IMSI Common Stock pledged as Collateral shall be subject to adjustment one year after the initial closing date based on the 30-day trailing average of the bid prices of shares of Common Stock of IMSI as listed on the OTC Bulletin Board or such other exchange as such shares are then listed upon. As such, the number of shares that are subject to the pledge agreement as of June 2004, are 747,869 shares.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

In the fall of 2004 all but two of the note holders granted extensions to the Company through December 31, 2005. The Company is attempting to negotiate an extension of the maturity dates with the two remaining note holders in respect to all of the promissory notes.

The Company's management is confident that such extensions can be obtained, but there can be no assurances that this will occur.

In connection with the issuance of the notes to Martin Wade, Bruce Galloway and the secured promissory notes, the Company also issued detachable stock purchase warrants to purchase 8,250,000 shares of common stock at $.01 per share. The warrants expires in 2011 and 2012. Based on the relative fair values, the Company has attributed $230,000 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital and as a discount to the notes. The resulting discount on the notes is being amortized over the notes initial term as a charge to interest expense.

The Company considers the carrying value of its long-term debt to be a reasonable estimation of its fair value based on the current market rates available to the Company for debt of the same remaining maturities.

Related interest expense, including those costs associated with the issuance of common stock warrants, approximated $ 436,300 and $53,500 for the years ended June 30, 2003and 2002, respectively.

Long term debt matures during the subsequent years as follows:

June 30, 2004	$ 175,000
June 30,2005	$ 120,000 , including amortization of debt discount
June 30,2006	$ 328,500 , including amortization of debt discount
June 30,2007	$ -0-
June 30,2008	$ -0-

6. INCOME TAXES

For the years ended June 30, 2003 and 2002, a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

	2003	2002

Federal statutory rate	34%	34%
Valuation allowance on net operating loss carryforwards, and investment write-downs	34%	34%
Effective income tax rate	0%	0%

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company’s deferred tax assets and liabilities at June 30, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Operating loss carryforwards	$2,568,000	$2,085,000
Reserve accounts	-	-
Write-down of investments	1,424,000	1,424,000
Total Deferred Tax Asset	$3,992,000	$3,509,000
Valuation Allowance	(3,992,000)	(3,509,000)
	$-	$-

A full valuation allowance is provided against all deferred tax assets due to the uncertainty as to their future realization.

Deferred taxes were not provided on accumulated other comprehensive income as management expects that the NOL will be sufficient to offset future gains.

Digital Creative Development Corporation and subsidiaries have not filed an income tax return since the year ended June 30, 2000. The draft financial statements for the year ended June 30, 2001 disclose a net operating loss carryforward of approxmately $32,748,000. The current tax laws as it pertains to disposal of subsidiaries that generate net operating loss carryforwards ("NOL") essentially eliminate the NOL carryforward and do not provide for a company to recognize a loss on dispositon of the subsidiary for tax purposes. However, the laws do provide for the parent to reallocate the NOL based upon their basis in the Companies being disposed of. We have obtained the consolidating worksheets for the fiscal year ended June 30, 2001 and have determined that the Company's investment in its subsidiaries is as follows:

Cineblast	$3,241,250
Tune-in	679,041
Keynomics	679,042
ATI-Delaware	1,101,008
$5,700,341

Therefore, the NOL for reporting purposes will be assumed to be the $5.7 million and will be finalized when all of the corporate tax returns are completed.

7. PER SHARE INFORMATION

In accordance with SFAS No. 128, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents on convertible securities, options, and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 16,360,496 and 11,918,732 stock options and warrants excluded from the computation of Diluted EPS for the years ended June 30, 2003 and 2002, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

The following table sets forth the computation of basic and diluted per share information:

	June 30,
	2003	2002
	(in thousands)
Numerator:

Basic and Diluted:
Income (loss) attributable to common shareholders	$(1,223.3)	$(163.3)
Income (loss) from discontinued operations	-0-	3,730.7
Net income (loss) attributable to common shareholders	$(1,223.3)	$3,894.0

Denominator:

Weighted average common shares outstanding	45,128.3	38,965.5
Dilutive effect of stock options and warrants	-0-	2,219.0
Weighted average common shares outstanding, assuming dilution	45,128.3	41,184.5

Basic Per Share Information:
Income (loss) from continuing operations	($.03)	$-0-
Income (loss) from discontinued operations	-0-	$0.10
Net income (loss)	($.03)	$0.10

Diluted Per Share Information
Income (loss) from continuing operations	($.03)	$-0-
Income (loss) from discontinued operations	$-0-	$0.09
Net income (loss)	($.03)	$0.09

8. STOCK OPTIONS AND STOCK WARRANTS

During 2003 and 2002, the Company granted 7,750,000 and 3,050,000 warrants at an exercise price of $0.01 per share, respectively, to lenders in conjunction with the issuance of debt by the Company.  These warrants were valued at $ 392,500 and $ 325,000, respectively, and were amortized to interest expense over the terms of the loans.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

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

A summary of the options and warrants issued under the Plan is presented in the table below:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding , June 30,2001(unaudited)	10,577,230	$0.45	2,874,893	$0.81
Expired	(2,632,000)	$0.33	(721,391)	$2.01
Exercised	(1,230,000)	$0.01	-0-	$-0-
Issued	2,550,000	$0.01	7,750,000	$0.01
Outstanding , June 30,2002	9,265,230	$0.42	2,653,502	$0.33
Expired	(409,736)	$0.50	(148,500)	$1.00
Exercised	-0-		(2,750,000)	$0.01
Issued	-0-		7,750,000	$0.01
Outstanding , June 30, 2003	8,855,494	$0.42	7,505,002	$0.10

Stock-based compensation cost of approximately $275,000 is reflected in the accompanying Statement of Operations for the year ended June 30,2002. Prior to July 1,2002, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

All of the options exercised in the 2002 period were exercised by the principals of a discontinued subsidiary, CineBlast!. The warrants of 500,000 were issued to Martin Wade, the Company’s former CEO, in consideration for his $ 50,000 loan to the Company (See Long Term Debt). Current officers and directors received 1,000,000 of the 2,550,000 options issued during the 2002 period.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

At June 30,2003, current officers and directors were the beneficial owners of 20,000 options.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

10. STOCKHOLDERS' EQUITY

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

In November and December 1997, the Company consummated a private placement to investors with respect to equity units consisting of shares of its Series C Preferred Stock, with warrants to purchase shares of common stock attached, for aggregate proceeds of $990,000, On November 25, 1997, the Company sold 8,100 shares of Series C Preferred Stock, with warrants to purchase 121,500 shares of common stock attached. On December 23, 1997, the Company sold 1,800 shares of Series C Preferred Stock, with warrants to purchase 27,000 shares of common stock attached. The Company allocated approximately $137,000 of the proceeds to the value of the warrants and approximately $853,000 to the value of the preferred stock. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. At June 30, 2003 and 2002, the Company had accumulated and unpaid dividends of approximately $470,500 and $385,300, respectively, on this series of preferred stock. The warrants entitle the holder to purchase one share of common stock at an exercise price of $3.125 per share of common stock. The Company utilized the proceeds for working capital needs.

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $ 24,400 and $24,200 for the years ended June 30, 2003 and 2002, respectively.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock arc convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock The amount of accumulated and unpaid dividends was approximately $ 285,000 and $ 225,000 at June 30, 2003 and 2002, respectively.

For the years ended June 30, 2003 and 2002, the Company issued the following common shares:

	June 30,
	2003	2002

Exercise of stock warrants	2,750,000	3,590,000
Exercise of stock warrants	-0-	100,000
Exercise of common stock options	-0-	1,230,000
Sale of common stock	-0-	6,970,000
Other issuance in connection with debt issuance	500,000
Total	3,250,000	11,890,000

11. SETTLEMENT WITH OFFICER

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

The Company, DCDC (Delaware), RJS Consulting Corp. and Mr. Sorrentino executed a Memorandum of Agreement on October 30, 2001. Pursuant to the Memorandum, the Company agreed to buy out Mr. Sorrentino’s interest under the Executive Consulting Agreement and related documents and Mr. Sorrentino agreed to surrender all of his options to purchase common stock of the Company, including the option for 5,000,000 shares of common stock issued in connection with the Executive Consulting Agreement. Under the Memorandum, the Company agreed to pay Mr. Sorrentino $270,000 and to assume an aggregate of $1,669,600 in indebtedness from Mr. Sorrentino, including two mortgages in favor of Wells Fargo for an aggregate of $570,600, a mortgage in favor of Fleet Mortgage Group in the principal amount of $1,000,000 and lease in favor of Chase Automotive Finance in the principal amount of $99,792. Such payments were to be made over a period of fifteen (15) years in monthly installments, except for Chase Automotive Finance, which was for a period of two (2) years. Upon satisfaction of the obligation to Chase Automotive Finance, the Company has agreed to pay Mr. Sorrentino an aggregate of $4,653 payable in 36 equal monthly installments. The Company agreed that upon the consummation of the merger with IMSI, the Company’s obligations to Mr. Sorrentino would be secured by the assets of IMSI, such security interest to be subordinated to existing secured bank debt and certain other creditors who had previously agreed to restructure their indebtedness in order to facilitate the merger with IMSI. This resulted in the Company recording a loss of approximately $ 2.5 million as of June 30, 2001.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

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

12. SETTLEMENT WITH FORMER EMPLOYEES

In January 2003 the principals of CineBlast, Raymond DeMarco, Michael Morley and Gil Holland entered an action in New York State Supreme Court, New York County (Index# 100192/03) against the Company and DCDC (Delaware), alleging among other things, breach of contract and fraud. On March 31, 2003 the parties executed a Settlement Agreement, which provided for a, Mutual General Release and a Stipulation of Discontinuance. In addition, mssrs. DeMarco, Morley and Holland each received a payment of $5,000, 80,000 restricted shares of IMSI and a promissory note for $58,333.33, with a two year maturity. The terms of the Note provide that if on the date of maturity, the shares of IMSI transferred to mssrs. DeMarco, Morley and Holland are unrestricted and trading above $2.00 per share, the Company shall have no obligation to pay the notes, which shall become null and void. If on the date of maturity, the price of IMSI is below $2.00/share, the balance of the Note shall be proportionately reduced.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

In April 21, 2005 the Notes Payable related to the CineBlast settlement of $175,000 became due and payable. Based upon the formula in the settlement agreement the total obligation due the principals of CineBlast is $153,600.  Management of the Company has negotiated a payout of this obligation under which the amount of $ 153,600 will be paid over six months, beginning July 2005, without interest, as follows: $ 15,000 at July 1 and August 1; $ 30,000 at September 1, October 1 and November 1; and $ 33,600 at December 1, 2005.

13. SUBSEQUENT EVENTS

On September 18, 2003, the Company entered into a 15% one-year note with IMSI whereby the company borrowed $350,000. The note was due, with interest, on September 18, 2004 and is secured by 400,000 shares of IMSI stock currently owned by the Company. The agreement provided that the Company cannot sell any other IMSI common stock, which it holds, with the exception of private sales of IMSI common stock, until February 15, 2004. Concurrent with this note, DCDC prepaid the entire principal portion of a $50,000 note, made in favor of IMSI on February 25, 2003.

On September 18, 2004, the Company and IMSI entered into an amendment to the note described above. The Amendment provides for the extension of the maturity date to May 31, 2005 as well as the payment of accrued interest by October 31, 2004 in the sum of $52,000. In addition, the Company provided to IMSI as additional collateral, its ownership stake in Access Propeller, LLC. On October 18, 2004 the accrued interest payment was made to IMSI as well as an additional payment of $25,000 credited towards a reduction of principal.

On January 5, 2005, IMSI sold and assigned the $350,000 note to Multi-Mag Corporation ("Multi-Mag").  The note was amended on June 5, 2005 and required DCDC to pay $38,900 of accrued interest. The Company remitted the interest payment on June 16, 2005. Additionally, interest will be paid on the Note from June 1, 2005 through the payment date, which will be no later than June 30, 2005 at the rate of $135 per day.  The entire principal and the remaining interest on the Note is due on December 31, 2005.

On September 18, 2003 the company extended a $300,000 bridge loan to Access Propeller, LLC (“Access”). This loan is secured by all of the assets of Access. Access owns 81% of Jippii (USA), n/k/a as DownPlay, Inc. DownPlay, Inc. is in the business of providing downloadable mobile entertainment to cell phones and wireless devices. In addition, the loan granted the Company the option to convert to and make a further investment of $900,000 in preferred stock, and to acquire a total of 51.1% of Access. In December 2003, the Company elected not to make a further investment in Access Propeller or its subsidiary, DownPlay. As of the date of this filing the ownership stake in Access is approximately 13%.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

On September 30, 2004, the Company sold 200,000 shares of IMSI for gross proceeds of $200,000. The Company used $ 77,500 of this amount to pay certain indebtedness owed IMSI in the form of accrued interest and a reduction of principal.

On May 25, 2005 the Company sold 250,000 shares of IMSI for gross proceeds of approximately $ 277,000. The company will use approximately $35,000 of this amount to, pay accrued interest to Multi-Mag and the remainder for general working capital purposes.

In June, 2005, the Company awarded to each of its current directors, Gary Herman and Skuli Thorvaldsson, options to purchase 1,250,000 shares of common stock at an exercise price of $.01 per share and expiring in June 2015. These options, awarded for past services to the Company, were valued at approximately $290,000 and charged to earnings in the fiscal year ended June 30, 2005.