Form 10KSB
period 2004-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2005-11-23
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT
Under Section 13 or 15(d) of the Securities Act of 1934
For the Fiscal Year Ended June 30, 2004

DIGITAL CREATIVE DEVELOPMENT CORPORATION
(Formerly ARTHUR TREACHER’S, INC.)
(Name of Small Business Issuer in Its Charter)

UTAH	34-1413104
(State or Other Jurisdiction of	I.R.S. Employer
Incorporation or Organization)	Identification No.)

200 East 82nd Street, New York, NY	10028
(Address of Principal Executive Offices)	(Zip Code)

212-247-0581
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which
to be so Registered	Each Class is to be Registered

Securities registered under Section 12(g) of the Act:	Common Stock, $.01 par value
75,000,000 shares	(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes o   No x

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. x

    State issuer's revenues for its most recent fiscal year. $  -0-

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

On February 28, 2002, the Company sold its 80% interest in Arthur Treacher’s, Inc. (Delaware) (“ATI (Delaware)”) to PAT Services, Inc.(“PAT Services”), an entity controlled by Mr. Jeffery Bernstein, for the consideration of $100, assumption of liabilities and a waiver by Mr.Bernstein of his right to convert his shares of ATI (Delaware) into shares of common stock of the Company under the conversion agreement with the Company, ATI (Delaware) transferred certain property rights (including all its trademarks) and 100% of the stock of its subsidiaries, Arthur Treacher’s Franchise Systems, Inc. and Pudgie's Franchise Corp. to PAT Franchise Systems, Inc.(“PAT Franchise”), an entity controlled by Mr. Bernstein, in consideration for the assumption of certain liabilities of ATI (Delaware). The two subsidiaries of ATI (Delaware) are parties to the franchise agreements with the franchisees in the Arthur Treacher’s and Pudgie's restaurant systems.

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

In February 2000, the Company formed a subsidiary, Digital Creative Development Corporation, a Delaware corporation (“DCDC (Delaware)”), for the purpose of investing and acquiring entities engaged in creating and providing entertainment content to businesses and consumers through digital broadband and conventional distribution platforms. In August 2000, the Company, a Utah Corporation changed its name from Arthur Treacher’s, Inc. to Digital Creative Development Corporation .

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

On February 28, 2002, the Company and IMSI entered into an agreement, which provided for the conversion of the promissory note purchased by the Company into 9,000,000 shares of common stock of IMSI plus $250,000 in cash to be paid in 15 monthly installments. The parties agreed to terminate the merger contemplated by the Merger Agreement. IMSI also agreed to prepare and file a registration statement registering 2,000,000 of common stock and to provide the Company with piggyback registration rights with respect to the remaining 7,000,000 shares. Effective January 31, 2002, certain members of the Boards of Directors of the Company and IMSI resigned, with no directors serving on the boards of both companies. As of September 22, 2005, the closing bid price of common stock of IMSI as quoted on the NASD Bulletin Board was $1.10/share.

Since 1982, IMSI has been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and Internet technology. IMSI is a graphics and CAD (Computer-Aided-Design) software and Internet technology company headquartered in Novato, California. IMSI owns and operates three business divisions

Item 1. Description of Business

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

H. Employees

As of June 30, 2004 and through the current date, the Company had no employees. Gary Herman, the Company’s Chairman, Chief Executive Officer, President and Secretary and Skuli Thorvaldsson the Company’s Chief Financial Officer serve on a management consulting basis.

ENTERTAINMENT AND SOFTWARE BUSINESS

This segment of the Company’s business, operating through its subsidiary, DCDC (Delaware), was established to invest and acquire entities, which develop, produce and distribute software and media content resulting in revenue generation from motion pictures; television; animation; product endorsement and sales; and licensing and syndication. Content is intended to be delivered to businesses and consumers through digital broadband and conventional distribution platforms. For the period through June 30, 2004 DCDC (Delaware) made the following investments in an effort to execute the plan above.

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

MadeMyWay.com, Inc. (N/K/A DataMetrics Corporation) was a provider of Internet based digital printing services. DCDC (Delaware) invested $1,200,000 for 1,200,000 shares of common stock of MadeMyWay.com. DCDC (Delaware) has established an allowance for the full amount of the investment since MadeMyWay.com ceased operations in April 2001. In April 2002, in consideration of its investment, DCDC (Delaware) received 2,600,000 shares of common stock of DataMetrics Corporation (OTCBB: DMTI), the former parent of MadeMyWay. Subsequently, the stock of DMTI was subject to a 20:1 reverse stock split. At present, DCDC (Delaware) has 120,000 shares of common stock of DMTI. The Company has written down this investment to its market value at June 30, 2004 of $.01 per share. On September 22, 2005, the common stock of DMTI was quoted at $.02 per share.

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

On August 31, 2001, the Company signed a merger agreement (the “Merger Agreement”) with IMSI. The Company was to be merged into a wholly owned subsidiary of IMSI. Shareholders of the Company were to exchange shares of common stock of the Company for IMSI common stock constituting approximately 51% of the issued and outstanding common stock of IMSI. Upon execution of the Merger Agreement, the Company purchased a promissory note in the principal amount of $3,580,000 owed by IMSI to Union Bank of California, which note was to have been cancelled upon consummation of the merger. Upon signing of the Merger Agreement, Martin Wade also became CEO of IMSI. In addition, as of the date of the Merger Agreement, the members of the Board replaced the members of the Board of Directors of IMSI, who resigned in their entirety with the exception of one person.On February 28, 2002, the Company and IMSI entered into an agreement which provided for the conversion of the promissory note purchased by the Company into 9,000,000 shares of common stock of IMSI plus $250,000 in cash to be paid in monthly installments over 15 months. The parties agreed to terminate the merger contemplated by the Merger Agreement. IMSI also agreed to prepare and file a registration statement registering 2,000,000 of the shares of common stock and to provide the Company with piggyback registration rights with respect to the remaining 7,000,000 shares. In addition, effective February 28, 2002, certain members of the Boards of Directors of the Company and IMSI resigned and no directors continue to serve as directors of both companies.

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

The Company‘s investments that it held as of June 30, 2004 should be regarded as strategic deployments of Company assets to develop its digital entertainment and software business, rather than financial investments that generally are considered to constitute investment securities.

The Company has never held itself out as an investment company; its historical development has focused almost exclusively restaurant, software and digital entertainment business; the activities of its officers and employees have been overwhelmingly addressed to achieving success in the restaurant, software and digital entertainment business; and prior to 2000, its income (and losses) have been derived almost exclusively from the restaurant and has more recently sought companies in the software and digital entertainment business. The Company is primarily engaged in a business other than investing, reinvesting, owning, holding or trading in securities. The Company’s only significant asset as of August 2, 2005 was its ownership interest of 6,835,758 shares of common stock of IMSI, constituting approximately 23% of the total outstanding shares of common stock of IMSI. An additional 450,000 shares of common stock, or approximately 2% of IMSI is beneficially owned by Gary Herman, the Company’s Chairman, and 337,000 shares of common stock, or approximately 2% of IMSI is beneficially owned by Bruce Galloway, the Company’s principal shareholder.Mr. Galloway also owns options to purchase 100,000 shares of IMSI stock at $ 1.10 per share and 500,000 warrants at $ .81 per share. Although the Company and its affiliates do not act as a group, the Company believes that the Company controls IMSI within the meaning of the Act. No assurances can be given that the SEC will agree that the Company is not currently deemed to be an unregistered investment company in violation of the Act. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

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

Item 2. Description of Property.
Since January 2002 ,the Company's principal executive offices have been located at 200 East 82nd Street, New York, NY 10028. The Company is charged a nominal amount for the use of these premises.

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

The Company, DCDC (Delaware), Mr. Sorrentino, and RJS Consulting Corp., an affiliate of Mr. Sorrentino, executed the Executive Consulting Agreement in May 2000. Under the agreement, Mr. Sorrentino, acting through RJS Consulting Corp., served as Chief Executive Officer and President of the Company and DCDC (Delaware). Mr. Sorrentino was to receive a base annual fee of $250,000 for an initial term of 30 months. Mr. Sorrentino received options to purchase 5,000,000 shares of Common Stock at an exercise price of $.37/share, which exercise price was reduced to $.01 under certain circumstances. The Company had also agreed to assume and be primarily liable for and to indemnify Mr. Sorrentino against up to $2,500,000 of indebtedness incurred by Mr. Sorrentino for any legal purpose. The Company terminated Mr. Sorrentino on May 7, 2001. The Company, DCDC (Delaware), RJS Consulting Corp. and Mr. Sorrentino executed a Memorandum of Agreement on October 30, 2001. Pursuant to the Memorandum, the Company agreed to buy out Mr. Sorrentino’s interest under the Executive Consulting Agreement and related documents and Mr. Sorrentino agreed to surrender all of his options to purchase common stock of the Company, including the option for 5,000,000 shares of common stock issued in connection with the Executive Consulting Agreement. Under the Memorandum, the Company agreed to pay Mr. Sorrentino $270,000 and to assume an aggregate of $1,669,600 in indebtedness from Mr. Sorrentino, including two mortgages in favor of Wells Fargo for an aggregate of $570,600, a mortgage in favor of Fleet Mortgage Group in the principal amount of $1,000,000 and a lease in favor of Chase Automotive Finance in the principal amount of $99,792. Such payments are to be made over a period of fifteen (15) years in monthly installments, except for Chase Automotive, which is for a period of two (2) years. Upon satisfaction of the obligation to Chase Automotive Finance, the Company agreed to pay Mr. Sorrentino an aggregate of $4,653 payable in 36 equal monthly installments. The Company agreed that upon the consummation of the merger with IMSI, the Company’s obligations to Mr. Sorrentino will be secured by the assets of IMSI, such security interest to be subordinated to existing secured bank debt and certain other creditors who had previously agreed to restructure their indebtedness in order to facilitate the merger with IMSI. In the event that the merger with IMSI was not consummated, the Company agreed under the Memorandum to enforce its rights under the promissory note, which the Company purchased from Union Bank of California in August 2001, and, upon foreclosure on the promissory notes, IMSI shall be obligated to make payments to the Company of $ 50,000 per month for 60 months, in turn, remitting payment to Sorrentino. The merger with IMSI was not consummated. On February 28, 2002, the Company and IMSI terminated the proposed merger agreement, and entered into an agreement which provides for the conversion of the promissory note purchased by the Company into 9,000,000 shares of common stock of IMSI plus $250,000 in cash to be paid in monthly installments over 15 months. The parties agreed to terminate the merger contemplated by the Merger Agreement. IMSI also agreed to prepare and file a registration statement registering 2,000,000 of the shares of common stock and to provide the Company with piggyback registration rights with respect to the remaining 7,000,000 shares. In addition, effective February 28, 2002, certain members of the Boards of Directors of the Company and IMSI resigned and no directors continue to serve as directors of both companies. Subsequently, on July 25, 2002, Mr. Sorrentino and RJS Consulting Corp., filed an action in New York State Supreme Court, New York County (Index # 602399/02) against the Company, DCDC (Delaware), various officers and directors, alleging among other things, breach of contract and fraud. In February, 2003 the Parties entered into a settlement agreement and dismissal of the action. Under the settlement, the Company made a one time cash payment to Mr. Sorrentino of $300,000 and transferred 500,000 shares of stock of its holdings in International Microcomputer Software, Inc. valued at $565,000 for a total fair value of  $865,000.

CineBlast Litigation
In January, 2003 the principals of CineBlast, Raymond DeMarco, Michael Morley and Gil Holland field an action in New York State Supreme Court, New York County (Index # 100192/03) against the Company and DCDC (Delaware). In July, 2003 the parties executed a Settlement Agreement and a Stipulation of Discontinuance. The settlement agreement provided for the following: 1) the payment by the Company of $5,000 each to mssrs. DeMarco, Morley and Holland; 2) 80,000 shares of stock of IMSI owned by the Company to each of mssrs. DeMarco, Morley and Holland; 3) three (3) Promissory Notes (totaling $175,000.00), requiring the Company to pay mssrs. Holland, DeMarco and Morley $58,333.33 each, two (2) years from the date in which this Settlement Agreement is executed. If the IMSI Stock referred to above is unrestricted and able to be traded on the open market, and is above $2.00 on the date the Notes become due, DCDC shall have no obligation to pay the Notes, and said Notes shall become null and void. Further, DCDC’s obligations on the Notes shall be proportionately reduced if the IMSI Stock is below $2.00. (For example, if the stock price is $1.90 on said date, the $175,000.00 obligation shall be reduced by $151,000.00 leaving an obligation of $24,000.00, requiring DCDC to pay Holland, DeMarco and Morley $8,000.00 each. If the stock price is $1.80 on said date, the Notes shall be reduced by $127,000.00 leaving an obligation due of $48,000.00, requiring DCDC to pay Holland, DeMarco and Morley $16,000.00 each, etc. On April 21, 2005 the Notes related to the CineBlast settlement became due and payable, since on that date, shares of IMSI did not trade above $2.00/share during the previous 2 years. Based on the above formula in the settlement agreement the total obligation due the principals of CineBlast is $153,600. Management of the company has negotiated a payout of this obligation under which the amount of $ 153,600 will be paid over six months, beginning July 2005, without interest, as follows: $ 15,000 at July 1 and August 1; $ 30,000 at September 1, October 1 and November 1; and $ 33,600 at December 1, 2005.

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

2002 Fiscal Year
First Quarter	.110	.270
Second Quarter	.100	.110
Third Quarter	.070	.200
Fourth Quarter	.150	.250

2003 Fiscal Year

First Quarter	.130	.160
Second Quarter	.040	.130
Third Quarter	.030	.050
Fourth Quarter	.031	.143

2004 Fiscal Year
First Quarter	.08	.22
Second Quarter	.10	.18
Third Quarter	.105	.20
Fourth Quarter	.15	.24

The Common Stock was recorded on the NASD Bulletin Board with the symbol DCDC. On September 22, 2005, the number of record holders of the Company's Common Stock was 500. In November 2001, the Company's stock was delisted from the NASD Bulletin Board due to its failure to timely file its Form 10-KSB with the Securities and Exchange Commission. The stock is traded on the Pink Sheets.

Dividends
In November and December 1997, the Company consummated a private placement with respect to equity units consisting of shares of its Series C Preferred Stock and warrants to purchase shares of common stock for aggregate proceeds of $990,000. The Company sold 9,900 shares of Series C Preferred Stock with warrants to purchase 148,500 shares of common stock attached. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100/share plus accrued and unpaid dividends, at any time. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semi-annually, if and when the Board declares a dividend. On September 28, 1998, the Company sold 4,000 shares of Series D Preferred Stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $400,000. The preferred stock is convertible into 400,000 shares of common stock. The holders of the preferred stock are entitled to a cumulative dividend of 15% per annum, payable semi annually, if and when the Board declares a dividend. To date, the Company has not paid any dividends on its Common Stock or Preferred Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Series A and Series C Preferred Stock. The amount of accumulated and unpaid dividends on the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock was approximately $925,500 as of June 30, 2004.

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

Results of Operations
Fiscal 2004 and Fiscal 2003

The Company had no revenues in fiscal year 2004 compared to $ 6,100 in fiscal 2003. General and administrative expenses declined $ 271,200 or 64% to $ 154,300 as management continued to reduce overhead, including legal and other professional expenses. Other, Net Expenses declined $ 646,700 from fiscal 2003 to $157,200, principally due to a non- recurring charge of $ 359,600 in 2003 related to a settlement with former employees and also due to reduced interest charges related to stock warrants issued in the 2003 fiscal period. The net effect of the aforementioned resulted in a net loss of $ 311,500 for the 2004 fiscal year as compared to a net loss of $ 1,223,300 in the prior year.

Fiscal 2003 and Fiscal 2002
The Company reported total revenues of $ 6,100 for the year ended June 30, 2003 (“Fiscal 2002”), reflecting a decrease of $186,600 or 97%. These revenues were basically comprised of interest and contract fee income and reflect the fact that the Company has only one business segment , which is the investment in IMSI. General and administrative expenses declined $ 1,051,800 or 71% to $ 425,500 reflecting the reduction of corporate overhead, including personnel and rental office space. Other expenses of $ 803,900 are primarily the result of stock based compensation of $ 430,200 and a settlement with the former principals of CineBlast of  $ 359,600. The foregoing resulted in a net loss from continuing operations of $ 1,223,300 for the fiscal 2003 year as compared with a income from continuing operations of $ 163,300 in 2002. The sale of discontinued operations resulted in a gain of $3.7 million in the 2002 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current assets exceeded its current liabilities by $ 1.4 million at June 30, 2004, compared to current assets exceeding its current liabilities by $.7 million at June 30, 2003. The Company had cash or cash equivalents of $5,100 and $1,000 at June 30, 2004 or 2003, respectively. Marketable securities had a market value of $1.9 million and $1.1 million at June 30,2004 and June 30,2003, respectively. The principal reason for the increase in both net current assets and other assets is the increase in market value of the Company’s holdings in IMSI.

In April 2003 the Company issued $ 345,000, in the form of secured promissory notes to a group of investors. The notes mature in August 2005 and bear interest at 10%. In addition, for each $60,000 of notes issued, the company issued a warrant to purchase 1,000,000 shares of stock at an exercise price of $.01/share. The promissory notes are collateralized by 2,000,000 shares of IMSI stock currently held by the Company. The proceeds of this offering were used to repay the loan to Mr. Galloway and for the company’s working capital requirements.

The warrants issued in 2003 were valued at $392,500 and charged to interest expense.

The holders of promissory notes have exercised 4,750,000 of the warrants associated with their notes at $ 0.01 per share. The number of shares of IMSI Common Stock pledged as collateral for the $345,000 of promissory notes, are subject to adjustment one year after the initial closing date of the issuance of the promissory notes based on the 30-day trailing average of the bid prices of shares of Common Stock of IMSI as listed on the OTC Bulletin Board or such other exchange as such shares are then listed upon. As such, the number of shares that are subject to the pledge agreement as of June, 2004 are 747,869 shares.

In the Fall of 2004, all but two of the note holders granted extensions to the Company through December 31, 2005 with respect to the notes due in August, 2004. The principal amount of the notes subject to such extension is $ 225,000. The Company is attempting to negotiate an extension of the maturity dates with  the two remaining note holders, holding promissory notes in the aggregate principal amount of $120,000. The Company's management is confident that such extensions can be obtained, but  there can be no assurances that this will occur.

On September 10, 2003 the Company extended a bridge loan to Access Propeller, LLC ("Access") in the sum of $300,000. This loan is secured against all the assets of Access. Access owns 81% of Jippii (USA), n/k/a as DownPlay, Inc. DownPlay is in the business of providing downloadable mobile entertainment to cell phones and wireless devices. The loan bears interest at 10% and matures on February 4, 2004. In addition, the loan allows the Company the option to make a further investment of $900,000 in the form of preferred stock to acquire a total of 50.1% of the outstanding stock of Access. On October 31, 2003 the Company converted its loan to 304,250 shares of Preferred Series A stock. In December 2003, the Company decided not to make a further investment in Access or its subsidiary, DownPlay, giving the Company an ownership stake in Access of approximately 12%. Due to subsequent financings by Access, it is estimated that the Company's ownership stake has been reduced to approximately 9%.

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

MULTI-MAG agreed to extend the due date for the principal and the remaining accrued interest on the note from May 31, 2005 to December 31, 2005. On June 17, 2005, the Company remitted a payment of $38,979.45.

On September 30, 2004, the Company sold 200,000 shares of IMSI for gross proceeds of $200,000. The Company used $77,500 of this amount to pay certain indebtedness owed IMSI in the form of accrued interest and a reduction of principal.

On May 25, 2005 the Company sold 250,000 shares of IMSI for gross proceeds of $277,000. The Company used $38,979.45 of this amount to pay accrued interest to Multi-Mag and the remainder for general working capital purposes.

The Company believes that it will need additional financing and working capital to finance its operations. Without additional financing, the Company will be unable to continue its operations. Although the Company has obtained additional financing in the past and believes it could meet its needs through either additional borrowings or the sale of additional equity, there can be no assurance that the Company would succeed in obtaining any such financing, or that the terms of such transactions could be effected, or that such strategy will be successful

The shares of IMSI owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of IMSI's then outstanding shares of common stock. In the event that IMSI becomes listed on the NASDAQ or on a national securities exchange, the maximum amount that can be sold will be the greater of one percent of the outstanding shares and the average weekly trading volume of IMSI's common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC.

Item 7. Financial Statements.

The financial statements are filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants.

Effective June 23 ,2004, the company engaged the services of Miller Ellin & Co., LLP to replace the Company’s former auditor as the Company’s independent certifying public accountant. The Company notified its former auditor, Goldstein Golub & Kessler, LLP (the "Former Auditor") that the client-auditor relationship had ceased. The Former Auditor had served as the Company's independent public accountant prior to its resignation. The Former Auditor report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion. There were no disagreements with the Former Auditors on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

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
Directors

Gary Herman. Mr. Herman was elected to the Board of Directors in May 2001 and became Chairman and Chief Executive officer in January 2002. Mr. Herman is also the Managing Partner of Galloway Capital Management, LLC. as well as a Managing Director with Arcadia Securites LLC. Prior to this, he was an investment banker with Burnham Securities from 1997 to 2002. Prior to joining Burnham, he was the managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman is currently Chairman of the Board of DataMetrics Corporation and a director of Shells Seafood Restaurant Corp. Mr. Herman has a B.S. from the State University of New York at Albany. Mr. Herman became a director of IMSI in August 2001 pursuant to the merger agreement between the Company and IMSI. Mr. Herman resigned as a director of IMSI on January 25, 2002.

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

The Company has adopted a Code of Ethics, which is administered by the Board of Directors. A copy is available upon request from the Company.
Beneficial Ownership Reporting Compliance

Section 16 A (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal year ended June 30, 2004 all filing requirements were met.

Item 10. Executive Compensation.
The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2004; 2003; 2002.

(a) Summary Compensation Table
				Awards
				Payouts	Payouts
						Long term Compensation
					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Name And Principal Position	Year	Salary	Bonus	Compensation	Awards	Options /SARs	Payouts	Compensation

Bruce Galloway	2004	$-	$-	$-	-	-	-	-
Former Chairman & CFO	2003	$-	$-	$-	-	-	-	-
	2002	$0	$-	$-	-	10,000	$-	$-

Martin Wade III	2004	$-	$-	$-	-	-	-	-
Former Chairman	2003	$-	$-	$-	-	-	-	-
	2002	$108,000	$-	$-	-	100,000	$-	$-

Vincent De Lorenzo	2004	$-	$-	$-	-	-	$-	$-
Former CFO	2003	$-	$-	$-	-	-	$-	$-
	2002	$87,500	$-	$-	-	137,500	$-	$-

Jeffrey Bernstein	2004	$-	$-	$-	-	-	-	-
President & CEO of Arthur	2003	$-	$-	$-	-	-	-	-
Treacher's	2002	$73,000	$-	$-	-	-	$-	$-

Ralph Sorrentini	2004	$-	$-	$-	-	-	-
Former President & CFO	2003	$-	$-	$-	-	-	-
(Terminated)	2002	$-	$-	$-	-	-	$-	$225,262

Gary Herman	2004	$34,750	$-	$-	-	-	-	-
Chairman & CEO	2003	$21,700	$-	$-	-	-	-	-
	2002	$32,000	$-	$-	-	-	-	-

(b) Option/SAR Grants in Last Fiscal Year

Name	Number of SecuritiesUnderlying Options/SARs Granted		Percentage of Total Options/SARs Granted to Employees In Fiscal Year		Exercise or Base Price		Expiration Date

Bruce Galloway	-	-	-	-	-	-	-	-
Martin Wade III	-	-	-	-	-	-	-	-
Gary Herman	-	-	-	-	-	-	-	-
SkuliThorvaldsson	-	-	-	-	-	-	-	-

(c) Aggregate Options/SAR Exercises in Last Fiscal Year and Fiscal YE–None

Name	Shares Acquired On Exercise	Value Realized	No. Of Unexercised Options/SARs at June 30, 2004	In the Money Options/SARs at June 30, 2004
Bruce Galloway	-	-	756,496	500,000
Martin Wade III	-	-	1,000,000	-
Gary Herman	-	-	500,000	500,000
SkuliThorvaldsson	-	-	-	-

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

Shareholder	Shares	Percentage

Bruce R. Galloway(1)	9,412,177	18.0

Skuli Thorvaldsson (2)	1,650,000	3.1

Gary Herman (3)	2,355,000	4.4

Officers and Directors as a Group	4,005,000	7.27

Total Outstanding Shares	51,689,165

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

Item 12. Certain Relationships and Related Transactions.

In May 2004, Gary Herman and Bruce Galloway satisfied an obligation to a former officer totaling approximately $36,000 and are negotiating to extend the terms of the note with the Company.

On September 18, 2003, the Company entered into a 15% one-year note with IMSI whereby the company borrowed $350,000. The note was due, with interest, on September 18, 2004. The note is secured by 400,000 shares of IMSI stock currently owned by DCDC. The agreement also calls for DCDC not to sell any other IMSI common stock, which it holds, with the exception of private sales of IMSI common stock, until February 15, 2004. Concurrent with this note, DCDC prepaid the entire principal portion of a $50,000 note, made in favor of IMSI on February 25, 2003. That note, due on February 25, 2004 was unsecured and carried a 4% interest rate. The interest payable, amounting to $1,712, was paid on June 29, 2004.

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

On January 5, 2005, IMSI sold and assigned the Note to Multi-Mag Corporation ("Multi-Mag"). On June 5, 2005 the Company and Multi-Mag executed Amendment #2 to the Promissory Note.  This amendment provides that DCDC pay all accrued interest due from September 19, 2004 through May 31, 2005 of $38,900 no later than June 30, 2005. On June 17, 2005, the Company remitted the interest payment. Additionally, interest will be paid on the Note from June 1, 2005 through the payment date, which will be no later than June 30, 2005 at the rate of $135 per day. The entire principal and the remaining interest on the Note is due on  December 31, 2005.

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
10.39 Settlement Agreement between the Company and Ralph Sorrentino dated January, 2003. (7)
10.40 Settlement Agreement between the Company and Raymond DeMarco, Michael Morley and Gil Holland dated March, 2003. (7)
10.42 Promissory Note in favor of IMSI dated September 18, 2003.(6)
10.43 Promissory Note issued by Access Propeller, LLC in favor of the Company dated September, 2003.(6)
10.44 Amendment No.1 to the Promissory Note in favor of IMSI dated September18, 2003.(6)
10.45 Assignment Agreement of the Promissory Note between the Company, International MicrocomputerSoftware, Inc. and Multi Mag Corporation dated as of February 3, 2005 (7)
10.46 Amendment No.2 to the Promissory Note in favor of Multi Mag dated September, 2003.(7)
10.47 Code of Ethics (8)
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
7 Previously filed with Form 10-KSB for the year ended June 30, 2002

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DEVELOPMENT CORPORATION (Registrant)

Date: November 17 , 2005	By:	/s/ Gary Herman
Gary Herman
Chairman and Chief Executive Officer

By:	/s/ Skuli Thorvaldsson
Skuli Thorvaldsson
Chief Financial Officer

Name	Title	Date

/s/ Gary Herman,	Chairman and CEO	November 17, 2005
Gary Herman

/s/ Skuli Thorvaldsson,	Director	November 17, 2005
Skuli Thorvaldsson

Digital Creative Development Corporation

Index to Consolidated Financial Statements

Report of independent accounting firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity (Deficiency)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Digital Creative Development Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Digital Creative Development Corporation & Subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Creative Development Corporation and Subsidiary as of June 30, 2004 and 2003, and the result of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MILLER, ELLIN & COMPANY, LLP CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
July 13, 2005

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND 2003

ASSETS

	2004	2003
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$5.1	$1.0
Marketable securities	1,905.3	1,072.6
TOTAL CURRENT ASSETS	1,910.4	1,073.6
.
OTHER ASSETS
Marketable and non-marketable securities and advances net of allowance of $ 3,560,000 in both years	8,155.9	4,391.9

TOTAL ASSETS	$10,066.3	$5,465.5

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other liabilities	$264.8	$227.7
Current portion of notes payable - related parties	240.1	175.0
TOTAL CURRENT LIABILITIES	504.9	402.7

NOTES PAYABLE - RELATED PARTIES
NET OF CURRENT MATURITIES	724.8	335.4
TOTAL LIABILITIES	1,229.7	738.1

STOCKHOLDERS' EQUITY
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $ 1; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $ 100; 9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $ 100; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued
and Outstanding: 51,649,165 Shares at June 30,2004; 47,649,165 Shares
at June 30,2003	516.5	476.5
Additional paid in capital	37,916.9	37,916.9
Accumulated other comprehensive income	6,309.7	1,929.0
Accumulated deficit	(37,161.4)	(36,849.9)
TOTAL STOCKHOLDERS' EQUITY	8,836.6	4,727.4

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,066.3	$5,465.5

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

	2004	2003
	(in thousands)
TOTAL REVENUE
Dividend, interest income, and other income	$-	$6.1

OPERATING EXPENSES
General and administrative expenses	154.3	425.5

(LOSS) FROM OPERATIONS	(154.3)	(419.4)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(49.1)	(444.3)
Realized loss net of unrealized gain on investments	(108.1)	-
Settlement of litigation with former employees	-	(359.6)
TOTAL OTHER INCOME (EXPENSE)	(157.2)	(803.9)

NET LOSS	(311.5)	(1,223.3)

UNDECLARED PREFERRED STOCK DIVIDENDS	(145.5)	(145.5)

Net loss attributable to common shareholders	$(457.0)	$(1,368.8)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	51,357.5	45,128.3

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.03)

NET LOSS	$(311.5)	$(1,223.3)
Other comprehensive operations
Unrealized Gain (loss) on marketable securities	4,380.7	(984.4)
Comprehensive net income (loss)	$4,069.2	$(2,207.7)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2002	$2.2	$852.7	$400.0	$444.0	$37,380.2	$2,913.4	$(35,626.6)	$6,365.9

Issuance of common stock in connection with debt issuance				5.0	15.0			20.0
Interest and compensation charges for
issuance of stock options and warrants					392.5			392.5
Exercise of warrants and other				27.5				27.5
Unrealized loss on investments						(984.4)		(984.4)
Discount on notes payable issued			-	-	129.2	-	-	129.2
Net loss							(1,223.3)	(1,223.3)

Balance at June 30, 2003	2.2	852.7	400.0	476.5	37,916.9	1,929.0	(36,849.9)	4,727.4

Exercise of warrants				40.0				40.0
Unrealized gain on investments						4,380.7		4,380.7
Net loss							(311.5)	(311.5)

Balance at June 30, 2004	$2.2	$852.7	$400.0	$516.5	$37,916.9	$6,309.7	$(37,161.4)	$8,836.6

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
	2004	2003
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(311.5)	$(1,223.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of options and warrants issued	-	392.5
Amortization of debt discount	96.9	16.1
Realized loss on investments, net of unrealized gains	15.0	-
Stock based compensation	-	254.4
Loss realized on settlement of litigation with former employees	-	283.7
Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	47.1	(4.2)

NET CASH USED IN OPERATING ACTIVITIES	(152.5)	(280.8)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of subsidiary and merger termination settlement	-	250.1
Proceeds from sale of investments	69.0	-
Purchase of investments	(300.0)	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(231.0)	250.1

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of common stock	40.0	47.5
Proceeds from issuance of notes payable - related parties	376.1	645.0
Payments of amounts due to former executive	-	(341.2)
Payments of note payable to related parties	(28.5)	(319.6)

NET CASH PROVIDED BY FINANCING ACTIVITIES	387.6	31.7

NET CHANGE IN CASH AND CASH EQUIVALENTS	$4.1	$1.0

CASH AND EQUIVALENTS, beginning of year	1.0	-

CASH AND EQUIVALENTS, end of year	$5.1	$1.0

Supplemental disclosure of noncash transactions:
Services settled in exchange for shares of marketable securities held	$-	$249.2
Conversion of loan receivable into 304,250 shares of preferred stock	$300.0	$-

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at June 30, 2004 and June 30, 2003 is Digital Creative Development Company (Delaware). All significant inter-company accounts and transactions have been eliminated in consolidation.

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
June 30, 2004 and 2003

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

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments in interest bearing accounts, securities and other investments with an original maturity of three months or less to be a cash equivalent.

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
June 30, 2004 and 2003
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

NEW ACCOUNTING PRONOUNCEMENTS

In 2004, 2003, and 2002 the FASB issued the following new statements and interpretations:

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

Statement No. 152, Accounting for Real Estate Time-Sharing Transactions.

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

FASB Interpretation 46, Consolidation of Variable Interest Entities--an interpretation of ARB No. 51.

FASB Interpretation 46(R), Consolidation of Variable Interest Entities (revised December 2003)--an interpretation of ARB No. 51.

In addition, in 2004, 2003, and 2002 the American Institute of Certified Public Accountants ("AICPA") issued the following new accounting Statements of Position (SOPs):

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

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
June 30, 2004 and 2003
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

2. INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at June 30, 2004 and 2003, as follows:

	June 30, 2004	June 30, 2003
Securities not readily marketable, Nonmarketable Securities and Advances
IMSI	$2,800,900	$2,800,900
MadeMyWay.com, Inc.	1,200,000	1,200,000
Interactive Pager Media, Inc	1,000,000	1,000,000
Our Yearbook Corporation	610,000	610,000
Heavy.com	500,000	500,000
Liquor.com	250,000	250,000
Access Propeller Holdings Inc.	300,000	-
Sub total	6,660,900	6,660,900
Unrealized gain on marketable securities	5,055,000	1,591,000
Less allowance for impairment loss	(3,560,000)	(3,560,000)

Total	$8,155,900	$4,391,900

Marketable Securities:
IMSI	$679,200	$672,200
Thinking Tools, Inc.	216,000	300,000
Unrealized gain on marketable securities	1,010,100	93,400

Total	$1,905,300	$1,072,600

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

On September 18, 2003 the Company extended a bridge loan to Access Propeller Holdings Inc.(“Access”) in the sum of $300,000. This loan is secured by all the assets of Access. Access owns 81% of Jippii (USA), n/k/a as DownPlay, Inc. DownPlay is in the business of providing downloadable mobile entertainment to cell phones and wireless devices. In addition, the loan allows the Company the option to convert and make a further investment of $900,000 in the form of preferred stock to acquire a total of 51.1% of Access. On October 31, 2003 the Company converted its loan to 304,250 shares of Preferred Series A stock. In December 2003, the Company decided not to make a further investment in Access or its subsidiary, DownPlay. As of the date of this filing, the ownership stake in Access is approximately 13%.

An impairment loss of non-marketable securities has been recorded because the Company has concluded that recoverability of its investments in such entities is unlikely and improbable based upon its review of the current financial status of each entity.

The shares of IMSI owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of IMSI's then outstanding shares of common stock. In the event that IMSI becomes listed on the NASDAQ or on a national securities exchange, the maximum amount that can be sold will be the greater of one percent of the outstanding shares and the average weekly trading volume of IMSI's common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Since these shares are restricted, the shares, which can be sold within one year are shown as a current asset and the balance of the shares are shown in other assets on the balance sheet.

A total of 400,000 shares of IMSI stock secures the Company's 15% $350,000 Promissory Note to Multi Mag Corporation and 747,869 shares of IMSI stock secure the $345,000 note to investors. See Note 4 - "Notes Payable - Related Parties."

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

4. NOTES PAYABLE - RELATED PARTIES

At June 30, 2004 and 2003, the Company’s long term debt consisted of the following:

	2004	2003

Secured Promissory Note with Interest at 15%	$350,000	-0-
$345,000 Secured Promissory Notes with Interest at 10%, net of discount at issuance	328,800	231,900
Notes payable to certain former executives	110,100	103,500
Debt due to former employees in conjunction with settlement agreement (See Note 10 “Settlement With Former Employees”)	175,000	175,000
Total	$964,900	$510,400
Less: Current portion	290,100	175,000
Net long term debt	$674,800	$335,400

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

In November 2001, Mr. Bernstein, the former President of the Company's Restaurant Division advanced the Company $50,000 bearing interest at 12%.  The Company made periodic payments on this debt, totaling approximately $21,500 leaving approximately $36,000, which included certain other indebtedness.  In May 2004, Gary Herman and Bruce Galloway satisfied the remaining obligation to Mr. Bernstein on behalf of the Company. Mr. Herman and Mr. Galloway have equally assumed the balance of the note and the Company and Messrs. Galloway and Herman are negotiating to extend the note. The Company's management is confident that such extension can be obtained.

Throughout the period from July 1, 2001 through June 30, 2004, Mr. Bruce Galloway, the Company's former chairman, had advanced monies at 12% to allow the company to satisfy operating expenses. The amounts outstanding to Mr. Galloway totaled $ 31,600 and $ 25,000 at June 30, 2004 and 2003, respectively.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

On September 18, 2003, the Company entered into a 15% one-year note with IMSI whereby the company borrowed $350,000. The note was due, with interest, on September 18, 2004. The note is secured by 400,000 shares of IMSI stock owned by the Company. The agreement provided that the Company cannot sell any other IMSI common stock, which it holds, with the exception of private sales of IMSI common stock, until February 15, 2004. Concurrent with this note, DCDC prepaid the entire principal portion of a $50,000 note, made in favor of IMSI on February 25, 2003. That note, due on February 25, 2004 was unsecured and carried a 4% interest rate. The interest payable, amounting to $1,712, was paid on June 29, 2004.

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

On January 5, 2005, IMSI sold and assigned the Note to Multi-Mag Corporation ("Multi-Mag"). On June 5, 2005, the Company and Multi-Mag executed Amendment #2 to the Promissory Note.  This amendment provides that DCDC pay all accrued interest due from September 19, 2004 through June 17, 2005 of $38,900 no later than June 30, 2005. The Company remitted this payment on June 17, 2005. Additionally, interest will be paid on the Note from June 1, 2005 through the payment date, which will be no later than June 30, 2005 at the rate of $135 per day. The entire principal and the remaining interest on the Note is due on  December 31, 2005.

In January 2003, the Company borrowed the sum of $300,000 from its former chairman, Bruce Galloway to satisfy certain obligations of the Company. The term of the loan was three months with interest at 12%. In addition, Mr. Galloway received a warrant to purchase 1,000,000 shares of common stock of the Company with an exercise price of $.01 per share. Mr. Galloway borrowed the funds advanced to the Company from AFC Enterprises, Inc. (“AFC”). In addition, AFC received a warrant to purchase 1,000,000 shares of common stock at $.01/share as an inducement to advance the funds to Mr. Galloway. The loan was repaid in April 2003. Mr. Galloway and AFC Enterprises have exercised their respective warrants.

In April 2003 the Company issued $345,000, in the form of secured promissory notes to a group of investors. The notes mature in August 2005 and bear interest at 10%. In addition, for each $60,000 of notes issued, the company issued a warrant to purchase 1,000,000 shares of stock at an exercise price of $.01/share.  A total of 5,750,000 warrants were exercised at a price of $.01/share. These warrants  were valued at $392,500 and charged to interest expense. The notes were collateralized by 2,053,571 shares of IMSI stock currently held by the Company. The proceeds of this offering were used to repay the loan to Mr. Galloway and for the Company’s working capital requirements.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

The number of shares of IMSI Common Stock pledged as Collateral was subject to adjustment one year after the initial closing date based on the 30-day trailing average of the bid prices of shares of Common Stock of IMSI as listed on the OTC Bulletin Board or such other exchange as such shares are then listed upon. As such, the number of shares that are subject to the pledge agreement as of June 2004 are 747,869 shares.

In the Fall of 2004 all but two of the note holders granted extensions to the company through December 31, 2005. The Company is attempting to negotiate an extension of the maturity dates with the two remaining note holders in respect to all of the promissory notes.

The Company's management is confident that such extensions can be obtained, but there can be no assurances that this will occur.

In connection with the issuance of the notes to Martin Wade, Bruce Galloway and the secured promissory notes, the Company also issued detachable stock purchase warrants to purchase 8,250,000 shares of common stock at $.01 per share. The warrants expire in 2011 and 2012. Based on the relative fair values, the Company has attributed $230,000 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital and as a discount to the notes. The resulting discount on the notes is being amortized over the notes' initial term as a charge to interest expense.

The Company considers the carrying value of its long-term debt to be a reasonable estimation of its fair value based on the current market rates available to the Company for debt of the same remaining maturities.

Related interest expense, including those charges associated with the issuance of warrants, approximated $194,000 and $420,200 for the years ended June 30, 2004 and 2003, respectively.

Net long term debt matures over the subsequent years as follows :

2005    $ 240,000 including amortization of debt discount
2006    $ 741,000 including amortization of debt discount
2007    $ -0-
2008    $ -0-
2009    $ -0-

5. INCOME TAXES

For the years ended June 30, 2004 and 2003, a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

	2004	2003

Federal statutory rate	34%	34%
Valuation allowance on net operating loss carryforwards, and investment write-downs	(34%)	(34%)
Effective income tax rate	0%	0%

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company’s deferred tax assets and liabilities at June 30, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Operating loss carryforwards	$2,635,000	$2,568,000
Write-down of investments	1,424,000	1,424,000

Total Deferred Tax Asset	4,059,000	3,992,000
Valuation Allowance	(4,059,000)	(3,992,000)

	$-	$-

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

As of June 30, 2004, the Company had federal net operating loss carry forwards of $6,586,600 available to offset future federal taxable income. The federal net operating loss carry-forwards expire in varying amounts through 2024.

The Company is in the process of filing its tax returns for the current and all applicable prior years.

6. PER SHARE INFORMATION

In accordance with SFAS No. 128, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents on convertible securities, options, and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 11,612,904 and 16,360,496 stock options and warrants excluded from the computation of Diluted EPS for the years ended June 30, 2004 and 2003, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	June 30,
	2004	2003
	(in thousands)
Numerator:

Basic and Diluted:
Loss attributable to common shareholders	$(311.5)	$(1,223.3)

Denominator:

Weighted average common shares outstanding for basic and full dilution	51,357.5	45,128.3

Basic and Diluted Per Share Information:
Net loss	$(0.01)	$(0.03)

7. STOCK OPTIONS AND STOCK WARRANTS

During 2003, the Company granted 7,750,000 stock warrants, at an exercise price of $ 0.01 per shares, to lenders in conjunction with the issuance of debt by the Company. These warrants were valued at $180,097 and were amortized to interest expense over the terms of the loans. There were no grants during the 2004 year.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

These options were granted as compensation and the number of options granted was determined based on specific individual circumstances. The shares issuable under these option grants are non-registered shares and the Company has no requirement to register such shares.

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

A summary of the options and warrants issued under the Plan is presented in the table below:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2002 (unaudited)	9,265,230	$0.42	2,653,502	$.33
Expired	(409,736)	$0.50	(148,500)	$1.00
Exercised	-	-	(2,750,000)	$0.01
Issued	-		7,750,000	$0.01
Outstanding, June 30, 2003	8,855,494	$0.42	7,505,002	$0.10
Expired	(374,165)	$0.74	(373,427)	$0.44
Exercised	-	-	(4,000,000)	$0.01
Issued	-	-	-	-
Outstanding, June 30, 2004	8,481,329	$0.41	3,131,575	$0.18

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

9. STOCKHOLDERS' EQUITY

DCDC (Delaware) (the ”Subsidiary”) was formed in February 2000. Approximately 12,000,000 common shares or approximately 45% of the outstanding common stock of the Subsidiary were sold to third parties. Under the terms of the stock sale, the Subsidiary's common stock may be converted into the Company's stock, in whole or in part, at any time, at the option of the holder. The Company may elect at any time to convert the Subsidiary's common stock into the Company’s common stock provided that certain conditions related to market listing and reporting are met. Effective January 25, 2001, the Company notified holders of common shares of the Subsidiary that it was converting 11,869,957 shares of common stock outstanding into shares of the Company's common stock on a one-for-one basis.

In November and December 1997, the Company consummated a private placement to investors with respect to equity units consisting of shares of its Series C Preferred Stock, with warrants to purchase shares of common stock attached, for aggregate proceeds of $990,000, On November 25, 1997, the Company sold 8,100 shares of Series C Preferred Stock, with warrants to purchase 121,500 shares of common stock attached. On December 23, 1997, the Company sold 1,800 shares of Series C Preferred Stock, with warrants to purchase 27,000 shares of common stock attached. The Company allocated approximately $137,000 of the proceeds to the value of the warrants and approximately $853,000 to the value of the preferred stock. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. At June 30, 2004 and 2003, the Company had accumulated and unpaid dividends of approximately $555,800 and $470,500, respectively, on this series of preferred stock. The warrants entitle the holder to purchase one share of common stock at an exercise price of $3.125 per share of common stock. The Company utilized the proceeds for working capital needs.

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $ 24,700 and $24,400 for the years ended June 30, 2004 and 2003, respectively.

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock arc convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock The amount of accumulated and unpaid dividends was approximately $ 345,000 and $ 285,000 at June 30, 2004 and 2003, respectively.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

For the years ended June 30, 2004 and 2003, the Company issued the following common shares:

	June 30,
	2004	2003

Exercise of stock warrants	4,000,000	2,750,000

10. SETTLEMENT WITH FORMER EMPLOYEES

In January 2003 the principals of CineBlast, Raymond DeMarco, Michael Morley and Gil Holland, entered an action in New York State Supreme Court, New York County (Index# 100192/03) against the Company and DCDC (Delaware), alleging among other things, breach of contract and fraud. On March 31, 2003 the parties executed a Settlement Agreement, which provided for a Mutual General Release and a Stipulation of Discontinuance. In addition, Mssrs. DeMarco, Morley and Holland each received a payment of $5,000, 80,000 restricted shares of IMSI and a promissory note for $58,333.33, with a two year maturity. The terms of the Note provide that if on the date of maturity, the shares of IMSI transferred to Mssrs. DeMarco, Morley and Holland are unrestricted and trading above $2.00 per share, the Company shall have no obligation to pay the notes, which shall become null and void. If on the date of maturity, the price of IMSI is below $2.00/share, the balance of the Note shall be proportionately reduced.

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

11. SUBSEQUENT EVENTS

On September 30, 2004, the Company sold 200,000 shares of IMSI for gross proceeds of $200,000. The Company used $77,500 of this amount to pay certain indebtedness owed IMSI in the form of accrued interest and a reduction of principal.

On May 25, 2005, the Company sold 250,000 shares of IMSI for gross proceeds of approximately $ 277,000. The Company will use approximately $35,000 of this amount to pay accrued interest to Multi-Mag and the remainder for general working capital purposes.

In June, 2005, the Company awarded to each of its current directors, Gary Herman and Skuli Thorvaldsson, options to purchase 1,250,000 shares of common stock at an exercise price of $.01 per share and expiring in June 2015. These options, awarded for past services to the Company, were valued at approximately $290,000 and charged to earnings in the fiscal year ended June 30, 2005.