Form 10QSB
period 2004-09-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2006-02-08
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒ Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarterly period ended September 30,2004

☐ Transition report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the transition period from _______ to _______

Commission file number 0-22315

DIGITAL CREATIVE DEVELOPMENT CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)
Utah	34-1413104
(State or other jurisdiction of	(I.R.S. Employer Identification No)
Incorporation or organization)

720 Fifth Avenue, New York, New York, 10019

(Address of principal executive offices)

(212) 247-0581

 (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of February 8, 2006, 51,689,165 shares of Common Stock, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2004

Part I - FINANCIAL INFORMATION

Item 1.

INTERIM FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	June 30,
	2004	2004
	(in thousands)
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$122.9	$5.1
Marketable securities	1,500.0	1,905.3
TOTAL CURRENT ASSETS	1,622.9	1,910.4
.
OTHER ASSETS
Marketable securities and non-marketable securities and advances, net of
$ 3,560,000 at June 30,2004	6,285.8	8,155.9

TOTAL ASSETS	$7,908.7	$10,066.3

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other liabilities	$399.2	$264.8
Current portion of notes payable--related parties	386.0	240.1
TOTAL CURRENT LIABILITIES	785.2	504.9

NOTES PAYABLE - RELATED PARTIES
NET OF CURRENT MATURITIES	570.0	724.8
TOTAL LIABILITIES	1,355.2	1,229.7

STOCKHOLDERS' EQUITY
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $ 1 ;2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $ 100 ;9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $ 100 ;4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued
and Outstanding: 51,649,165 Shares at September 30,2004 and June 30,2004	516.5	516.5
Additional paid in capital	37,916.9	37,916.9
Accumulated other comprehensive income	4,096.4	6,309.7
Accumulated deficit	(37,231.2)	(37,161.4)
TOTAL STOCKHOLDERS' EQUITY	6,553.5	8,836.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,908.7	$10,066.3

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2004	2003
	(in thousands)
REVENUE
Dividend interest income, and other income	$—	$0.3

OPERATING EXPENSES
General and administrative expenses	139.9	68.2
(LOSS) FROM OPERATIONS	(139.9)	(67.9)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(40.3)	(58.9)
Net realized and unrealized gains on marketable securities	110.4	—

TOTAL OTHER INCOME (EXPENSE)	70.1	(58.9)

NET LOSS	$(69.8)	$(126.8)

UNDECLARED PREFERRED STOCK DIVIDENDS	(36.4)	(36.4)
Net Loss available to common shareholders	$(106.2)	$(163.2)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	51,149.2	49,775.6

BASIC AND DILUTED LOSS PER SHARE	$—	$—

NET INCOME (LOSS)	$(69.8)	$(126.8)
Other comprehensive operations
Unrealized gain (loss) on marketable securities	(2,213.3)	3,912.5
Comprehensive net income (loss)	$(2,283.1)	$3,785.7

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30,2004
(Unaudited)
(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2004	$2.2	$852.7	$400.0	$516.5	$37,916.9	$6,309.7	$(37,161.4)	$8,836.6

Unrealized gains and losses on investments						(2,213.3)		(2,213.3)

Net loss							(69.8)	(69.8)
Balance at September 30,2004	$2.2	$852.7	$400.0	$516.5	$37,916.9	$4,096.4	$(37,231.2)	$6,553.5

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2004	2003
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(69.8)	$(126.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	16.2	24.3
Net realized and unrealized gains on marketable securities	(137.9)	—

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	134.4	24.5
NET CASH USED IN OPERATING ACTIVITIES	(57.1)	(78.0)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments	200.0	—
Purchase of investments	—	(300.0)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	200.0	(300.0)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of common stock	—	40.0
Proceeds from issuance of notes payable--related parties	—	350.0
Payments of note payable to related parties	(25.1)	(2.4)
NET CASH (USED IN )PROVIDED BY FINANCING ACTIVITIES	(25.1)	387.6

NET CHANGE IN CASH AND CASH EQUIVALENTS	$117.8	$9.6

CASH AND EQUIVALENTS, beginning of period	5.1	1.0

CASH AND EQUIVALENTS, end of period	$122.9	$10.6

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2004 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at June 30, 2004 and September 30,2004 is Digital Creative Development Company (Delaware). The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through its investment in International Microcomputer Software, Inc. ("IMSI"). IMSI is a leading provider of stock house plans over the Internet with the largest selection of plans for consumers and builders. IMSI also sells a variety of related content and services over the Internet. In addition, IMSI is a developer and publisher of software solutions which is marketed and sold to individuals and small business users through an array of distribution channels.

NOTE 3 - MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable securities at September 30, 2004 and June 30, 2004 as follows:

	September 30, 2005	June 30, 2004

Marketable Securities-current:
IMSI	$679,200	$679,200
Thinking Tools, Inc.	216,000	216,000
	895,200	895,200
Unrealized gain on marketable securities	604,800	1,010,100
Total	$1,500,000	$1,905,300

Marketable Securities - non-current:
IMSI	$2,710,300	$2,800,900
Access Propeller Holdings Inc.	300,000	300,000
	3,010,300	3,100,900
Unrealized gain on marketable securities	3,275,500	5,055,000
Total	$6,285,800	$8,155,900

The table above excludes $ 3,560,000 of investments formally written off in June 2005 ; these investments had previously been fully reserved as the result of the recording of an impairment loss because the Company had concluded that recoverability of its investments in such entities was unlikely and improbable based upon its review of the current financial status of each entity. The shares of IMSI owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of IMSI's then outstanding shares of common stock. In the event that IMSI becomes listed on the NASDAQ or on a national securities exchange, the maximum amount that can be sold will be the greater of one percent of the outstanding shares and the average weekly trading volume of IMSI's common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Since these shares are restricted, the shares, which can be sold within one year are shown as a current asset and the balance of the shares are shown in other assets on the balance sheet. A total of 400,000 shares of IMSI stock secures the Company's 15% $350,000 Promissory Note which IMSI sold to Multi Mag Corporation in January 2005 and 747,869 shares of IMSI stock secure the $345,000 note to investors.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

At September 30 and June 30, 2004, the Company’s long term debt consisted of the following:

	September 30, 2004	June 30, 2004

Secured Promissory Note with Interest at 15%	$325,000	$350,000
$345,000 Secured Promissory Notes with Interest at 10%, net of discount	345,000	328,800
Notes payable to certain former executives	111,100	111,100
Debt due to former employees in conjunction with settlement agreement	175,000	175,000

	956,100	964,900
Less: Current portion	386,000	240,100
Long-term portion	$570,100	$724,800

The Company is currently in default on the Notes related to the CineBlast settlement. That settlement included a formula whereby the total obligation due the principals of CineBlast was reduced to $153,600. Subsequent cash payments reduced this obligation to its current amount of $103,350, and management of the Company is currently negotiating the terms to payout the remaining obligation of $103,350 . The Company's management is confident that such a payout can be obtained, but there can be no assurances that this will occur.

With regard to the $345,000 Secured Promissory Notes with Interest at 10%, all but three of the noteholders have extended their notes from December 31, 2005 to May 31, 2006.

On December 14, 2005, the Secured Promissory Note payable to Multi-Mag was extended to May 31, 2006 upon the payment of accrued interest from June 18, 2005 thru December 23, 2005 in the amount of $22,600.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 7 - SUBSEQUENT EVENTS

On May 25, 2005, the Company sold 250,000 shares of IMSI for gross proceeds of approximately $ 277,000. The Company used approximately $_39,000_ of this amount to pay accrued interest and the remainder for general working capital purposes. The Company has sold 77,500 shares of IMSI since June 30,2005 and has used the proceeds of approximately $84,000 for general working capital purposes.

In June, 2005, the Company awarded to each of its current directors, Gary Herman and Skuli Thorvaldsson, as well as to a former director and significant shareholder, Bruce Galloway, options to purchase 1,250,000 shares of common stock at an exercise price of $.01 per share and expiring in June 2015. These options, awarded for services rendered in connection with the restructuring of the Company in fiscal year 2002, were valued at approximately $290,000 and charged to earnings in the fiscal year ended June 30, 2005. The Company’s Board of Directors has approved additional compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson subject to receipt of a fairness opinion from an independent advisory firm.

On December 16, 2005, International Microcomputer Software, Inc. (“IMSI”) filed a Form S-4 with the Securities & Exchange Commission for the proposed merger with AccessMedia Networks, Inc.  On December 14, 2005 the board of the Company approved the execution of a Voting Agreement and Irrevocable Proxy in support of the transaction.  Based on the proposed transaction, the Company's ownership stake in IMSI will be reduced from approximately 25% to 13% as a result of the issuance of shares of common stock of IMSI to the shareholders of AccessMedia Networks.   If IMSI achieves certain performance milestones, the Company's ownership stake will be further reduced

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30, 2004 Annual Report on Form 10-KSB.

PLAN OF OPERATION

Digital Creative Development Corporation (the “Company”) is principally involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests. . At present, the Company does not have an operating business and its most significant asset is its interest in International Microcomputer Software Inc. (“IMSI”) (OTCBB- IMSI).. The Company has since begun to search for candidates with which to enter into business combinations or strategic transactions.

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

Acquisitions or business combinations may not be available at the times or on terms acceptable to the Company, or at all. In addition, acquiring, or combining with, a business involves many risks, including:

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

The Company cannot make assurances that we will make any acquisitions or business combinations or that we will be able to obtain additional financing for such acquisitions or combinations, if necessary. If any acquisitions or combinations are made, we cannot make assurances that we will be able to successfully integrate the acquired or combined business into our operations or that the acquired or combined business will perform as expected.

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

Pending negotiation and consummation of a transaction, the Company anticipates that it will have, aside from carrying on its search for a transaction partner, no business activities, and, thus, no source of revenue. Should the Company incur any significant liabilities prior to a combination with a Target Business, it may not be able to satisfy ,without additional financing, such liabilities as are incurred.

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2004 Compared To The Three Month Period Ended September 30, 2003.

Net loss narrowed to $ 69,800 in the three month period ended September 30,2004 from $126,800 in the comparable 2003 period, principally due to gains on sales of portfolio investments of $ 110,400 in the 2004 period. General and administrative expenses increased to $ 139,900 in the current period from $ 68,200 due to higher professional fees, including legal , administrative and accounting services. Interest and other expenses totaled $ 40,300 in the 2004 period compared with $ 58,900 for the comparable 2003 period, which included certain non-recurring consulting costs and higher interest amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current assets exceeded its current liabilities by $ 837,700 at September 30, 2004, compared to current assets exceeding its current liabilities by $ 1,405,500 at June 30, 2004. Current marketable securities had a market value of $1.5 million and $1.9 million at September 30, 2004 and June 30, 2004, respectively. The principal reason for the decrease in both net current assets and other assets is the decrease in market value of the Company’s holdings in IMSI.

Since the Company is inactive, except for its interest in IMSI, and it is not contemplated that IMSI will declare and pay dividends on its common stock, the Company depends upon sales of its shares of IMSI common stock (which are quoted on the OTCBB) in order to meet its expenses, unless the Company could obtain fund from third parties, of which there can be no assurance. The Company has sold 77,500 shares of IMSI since June 30, 2005 and has used the proceeds of approximately $84,000 for general working capital purposes.

The amount of proceeds available to the Company from the sale of shares of IMSI depends upon the market for IMSI shares, which is subject to volatility in price and market volume.

The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in relatively few investees, principally International Microcomputer Software, Inc. ("IMSI"). At September 30, 2004, almost 100% of the total fair value of equity investments was concentrated in IMSI.

The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable.

The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer in conjunction with the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments, that are material, have been properly accrued.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits: None.
31	Certification pursuant to Rule 13a-14(a) of the Exchange Act
32	Certification pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DIGITAL CORPORATION

Dated February 8, 2006
	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer and President

By:	/s/ Skuli Thorvaldsson
Name: Skuli Thorvaldsson
Title: Chief Financial Officer