Form 10QSB
period 2004-12-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2006-02-08
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒ Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2004

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
FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 2004

Part I - FINANCIAL INFORMATION

Item 1.

INTERIM FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	June 30,
	2004	2004
	(in thousands)
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$9.9	$5.1
Marketable securities	1,758.2	1,905.3
TOTAL CURRENT ASSETS	1,768.1	1,910.4
.
OTHER ASSETS
Marketable securities and non-marketable securities and advances, net of
$ 3,560,000 at June 30,2004	6,704.8	8,155.9

TOTAL ASSETS	$8,472.9	$10,066.3

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other liabilities	$516.5	$264.8
Current portion of notes payable--related parties	956.0	240.1
TOTAL CURRENT LIABILITIES	1,472.5	504.9

NOTES PAYABLE - RELATED PARTIES
NET OF CURRENT MATURITIES	—	724.8
TOTAL LIABILITIES	1,472.5	1,229.7

STOCKHOLDERS' EQUITY
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $ 1 ;2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $ 100 ;9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $ 100 ;4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued
and Outstanding: 51,549,165 Shares at December 31,2004 and June 30,2004	516.5	516.5
Additional paid in capital	37,916.9	37,916.9
Accumulated other comprehensive income	4,620.4	6,309.7
Accumulated deficit	(37,308.3)	(37,161.4)
TOTAL STOCKHOLDERS' EQUITY	7,000.4	8,836.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,472.9	$10,066.3

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
TOTAL REVENUE
Dividend interest income, and other income	$—	$0.4	$—	$0.1

OPERATING EXPENSES
General and administrative expenses	216.0	80.4	76.1	12.2
(LOSS) FROM OPERATIONS	(216.0)	(80.0)	(76.1)	(12.1)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(54.7)	(108.0)	(14.4)	(49.1)
Realized and unrealized gains on investments	123.8	—	13.4	—
TOTAL OTHER INCOME (EXPENSE)	69.1	(108.0)	(1.0)	(49.1)

NET LOSS	$(146.9)	$(188.0)	$(77.1)	$(61.2)

UNDECLARED PREFERRED STOCK DIVIDENDS	(72.8)	(72.8)	(36.4)	(36.4)
Net Loss available to common shareholders	$(219.7)	$(260.8)	$(113.5)	$(97.6)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES
FOR BASIC AND DILUTED EARNINGS PER SHARE	51,149.2	50,440.6	51,149.2	51,149.2

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.004)	$(0.005)	$(0.002)	$(0.002)

NET INCOME (LOSS)	$(146.9)	$(188.0)	$(77.1)	$(61.2)
Other comprehensive operations
Gain (Loss) on marketable securities	(1,689.3)	3,374.4	524.3	(538.1)
Comprehensive net income (loss)	$(1,836.2)	$3,186.4	$447.2	$(599.3)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31,2004 (Unaudited)
(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2004	$2.2	$852.7	$400.0	$516.5	$37,916.9	$6,309.7	$(37,161.4)	$8,836.6

Unrealized gains and losses on investments						(1,689.3)		(1,689.3)

Net loss							(146.9)	(146.9)

Balance at December 31,2004	$2.2	$852.7	$400.0	$516.5	$37,916.9	$4,620.4	$(37,308.3)	$7,000.4

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended December 31,
	2004	2003
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(146.9)	$(188.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	16.1	48.5
Realized (gain) loss on investments net of unrealized gains	(159.8)	—

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	222.9	51.0
NET CASH USED IN OPERATING ACTIVITIES	(67.7)	(88.5)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments	250.7	—
Purchase of investments	(153.2)	(300.0)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	97.5	(300.0)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of common stock	—	40.0
Proceeds from issuance of notes payable--related parties	—	350.0
Payments of note payable to related parties	(25.0)	(2.5)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(25.0)	387.5

NET CHANGE IN CASH AND CASH EQUIVALENTS	$4.8	$(1.0)

CASH AND EQUIVALENTS, beginning of period	5.1	1.0

CASH AND EQUIVALENTS, end of period	$9.9	$—

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NOTE 1- BASIS OF PRESENTATION

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

NOTE 2- PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at June 30, 2004 and December 31, 2004 is Digital Creative Development Company (Delaware). The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through its investment in International Microcomputer Software, Inc. ("IMSI"). IMSI is a leading provider of stock house plans over the Internet with the largest selection of plans for consumers and builders. IMSI also sells a variety of related content and services over the Internet. In addition, IMSI is a developer and publisher of software solutions which is marketed and sold to individuals and small business users through an array of distribution channels.

NOTE 3-MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at December 31,2004 and June 30, 2004 as follows:

	December 31, 2004	June 30, 2004

Marketable Securities - current
IMSI	$679,200	$679,200
Thinking Tools	216,000	216,000
Other marketable securities	153,200	—
	1,048,400	895,200
Unrealized gain on marketable securities	709,800	1,010,100
Total	$1,758,200	$1,905,300

Marketable Securities - non-current:
IMSI	$2,710,300	$2,800,900
Access Propeller Holdings Inc.	300,000	300,000
	3,010,300	3,100,900
Unrealized gain on marketable securities	3,694,500	5,055,000
Total	$6,704,800	$8,155,900

The table above excludes $ 3,560,000 of investments formally written off in June 2005; these investments had previously been fully reserved as the result of the recording of an impairment loss because the Company had concluded that recoverability of its investments in such entities was unlikely and improbable based upon its review of the current financial status of each entity.

The shares of IMSI owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of IMSI's then outstanding shares of common stock. In the event that IMSI becomes listed on the NASDAQ or on a national securities exchange, the maximum amount that can be sold will be the greater of one percent of the outstanding shares and the average weekly trading volume of IMSI's common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Since these shares are restricted, the shares, which can be sold within one year, are shown as a current asset and the balance of the shares are shown in other assets on the balance sheet. A total of 400,000 shares of IMSI stock secures the Company's 15% $350,000 Promissory Note which was sold by IMSI to Multi-Mag in January 2005 and 747,869 shares of IMSI stock secure the $345,000 note to investors.

NOTE 4- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 5-. NOTES PAYABLE - RELATED PARTIES

At December 31,2004 and June 30, 2004, the Company’s long term debt consisted of the following:

	December 31, 2004	June 30, 2004

Secured Promissory Note with Interest at 15%	$325,000	$350,000
$345,000 Secured Promissory Notes with Interest at 10%, net of discount	345,000	328,800
Notes payable to certain former executives	111,100	111,100
Debt due to former employees in conjunction with settlement agreement	175,000	175,000

	956,100	964,900
Less: Current portion	956,100	240,100
Long-term portion	$—	$724,800

The Company is currently in default on the Notes related to the CineBlast settlement. That settlement included a formula whereby the total obligation due the principals of CineBlast was reduced to $153,600. Subsequent cash payments reduced this obligation to its current amount of $103,350, and management of the Company is currently negotiating the terms to payout the remaining obligation of $103,350. The Company's management is confident that such a payout can be obtained, but there can be no assurances that this will occur.

With regard to the $345,000 Secured Promissory Notes with Interest at 10%, all but three of the noteholders have extended their notes from December 31, 2005 to May 31, 2006.

On December 14, 2005, the Secured Promissory Note payable to Multi-Mag was extended to May 31, 2006 upon the payment of accrued interest from June 18, 2005 thru December 23, 2005 in the amount of $22,600.

NOTE 6-- COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 7- SUBSEQUENT EVENTS

On May 25, 2005, the Company sold 250,000 shares of IMSI for gross proceeds of approximately $277,000. The Company used approximately $39,000 of this amount to pay accrued interest and the remainder for general working capital purposes. The Company has sold 77,500 shares of IMSI since June 30,2005 and has used the proceeds of approximately $84,000 for general working capital purposes.

In June 2005, the Company awarded to each of its current directors, Gary Herman and Skuli Thorvaldsson, as well as to a former director and significant shareholder, Bruce Galloway, options to purchase 1,250,000 shares of common stock at an exercise price of $.01 per share and expiring in June 2015. These options, awarded for services rendered in connection with the restructuring of the Company in fiscal year 2002, were valued at approximately $290,000 and charged to earnings in the fiscal year ended June 30, 2005. The Company’s Board of Directors has approved additional compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson subject to receipt of a fairness opinion from an independent advisory firm.

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

PLAN OF OPERATION

Digital Creative Development Corporation (the “Company”) is principally involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests. At present, the Company does not have an operating business except for its interest in International Microcomputer Software Inc. (“IMSI”) (OTCBB- IMSI). The Company has since begun to search for candidates with which to enter into business combinations or strategic transactions.

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

Furthermore, Federal and state tax laws and regulations have a significant impact upon the structuring of transactions. Management will evaluate the possible tax consequences of any prospective transaction and will endeavor to structure a transaction so as to achieve the most favorable tax treatment. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated transaction. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a transaction, there may be adverse tax consequences to a target business, their respective stockholders and us. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular transaction, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

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

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2004 Compared To The Three Month Period Ended December 31, 2003.

Net loss increased to $ 77,100 in the three month period ended December 31, 2004 from $61,200 in the comparable 2003 period, principally due to higher general and administrative costs, principally professional fees, including legal, administrative and accounting consulting costs. These costs were offset somewhat by lower interest costs due to reduced amortization of debt discount and also due to gains on sales of portfolio investments of$13,400 in the 2004 period.

Six Month Period Ended December 31, 2004 Compared To The Six Month Period Ended December 31, 2003.

Net loss decreased to $ 146,900 in the six month period ended December 31, 2004 from $188,000 in the comparable 2003 period, principally due to reduced amortization of debt discount and also due to gains on sales of portfolio investments of $ 123,800 in the 2004. General and administrative costs were $ 216,000 in the 2004 period compared to $80,400 in the 2003 period reflecting higher professional fees, including legal, administrative and accounting consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current assets exceeded its current liabilities by approximately $ 300,000 at December 31, 2004, compared to current assets exceeding its current liabilities by $ 1.4 million at June 30, 2004, principally due to lower market value of the Company’s holdings in IMSI and the classification of the Company’s debt due within one year. Marketable securities, principally the Company’s holdings in IMSI, had a market value of $1.7 million and $1.9 million at December 31,2004 and June 30,2004, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer in conjunction with the chief financial officer after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

Date February 8, 2006
	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer and President

By:	/s/ Skuli Thorvaldsson
Name: Skuli Thorvaldsson
Title: Chief Financial Officer