Form 10QSB
period 2005-03-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2006-02-08
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒ Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2005

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

As of Febraury 8, 2006, 51,689,165 shares of Common Stock, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
FOR THE QUARTERLY PERIOD ENDED
MARCH 31,2005

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	INTERIM FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of March 31,2005 (Unaudited) and June 30, 2004	3

	Consolidated (Unaudited) Statements of Operations and Comprehensive Income for the three month and nine month periods ended March 31, 2005 and March 31, 2004	4

	Consolidated (Unaudited) Statement of Stockholders’ Equity for the nine month period ended March 31,2005	5

	Consolidated Statements of Cash Flow for the nine month periods ended March 31,2005 and March 31,2004	6

	Notes to Interim Financial Statements	7

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	CONTROLS AND PROCEDURES	13

Part II - OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	14

	Signatures	15

	Certifications	16,17

Part I - FINANCIAL INFORMATION

Item 1.

INTERIM FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	June 30,
	2005	2004
	(in thousands)
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$—	$5.1
Marketable securities	2,191.1	1,905.3
TOTAL CURRENT ASSETS	2,191.1	1,910.4
.
OTHER ASSETS
Marketable securities and non-marketable securities and advances, net of
$ 3,560,000 at June 30,2004	8,680.1	8,155.9

TOTAL ASSETS	$10,871.2	$10,066.3

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other liabilities	$447.1	$264.8
Current portion of notes payable--related parties	956.0	240.1
TOTAL CURRENT LIABILITIES	1,403.1	504.9

NOTES PAYABLE - RELATED PARTIES
NET OF CURRENT MATURITIES	—	724.8
TOTAL LIABILITIES	1,403.1	1,229.7

STOCKHOLDERS' EQUITY
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $ 1 ;2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $ 100 ;9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $ 100 ;4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued
and Outstanding: 51,549,165 Shares at March 31,2005 and June 30,2004	516.5	516.5
Additional paid in capital	37,916.9	37,916.9
Accumulated other comprehensive income	7,090.7	6,309.7
Accumulated deficit	(37,310.9)	(37,161.4)
TOTAL STOCKHOLDERS' EQUITY	9,468.1	8,836.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,871.2	$10,066.3

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
TOTAL REVENUE
Dividend interest income, and other income	$—	$0.4	$—	$—

OPERATING EXPENSES
General and administrative expenses	229.3	108.2	13.3	27.8
(LOSS) FROM OPERATIONS	(229.3)	(107.8)	(13.3)	(27.8)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(66.7)	(155.4)	(12.0)	(47.4)
Realized and unrealized gains on investments	146.5	—	22.7	—
TOTAL OTHER INCOME (EXPENSE)	79.8	(155.4)	10.7	(47.4)

NET LOSS	$(149.5)	$(263.2)	$(2.6)	$(75.2)

UNDECLARED PREFERRED STOCK DIVIDENDS	(109.1)	(109.1)	(36.4)	(36.4)
Net Loss available to common shareholders	$(258.6)	$(372.3)	$(39.0)	$(111.6)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES
FOR BASIC AND DILUTED EARNINGS PER SHARE	51,149.2	50,701.0	51,149.2	51,149.2

BASIC LOSS PER SHARE	$(0.005)	$(0.007)	$(0.001)	$(0.002)

NET LOSS	$(149.5)	$(263.2)	$(2.6)	$(75.2)
Other comprehensive operations
Gain (Loss) on marketable securities	781.0	6,064.4	2,470.3	2,690.0
Comprehensive net income (loss)	$631.5	$5,801.2	$2,467.7	$2,614.8

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2005 (Unaudited)
(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2004	$2.2	$852.7	$400.0	$516.5	$37,916.9	$6,309.7	$(37,161.4)	$8,836.6

Unrealized gain and losses on investments						781.0		781.0

Net loss							(149.5)	(149.5)
Balance at March 31, 2005	$2.2	$852.7	$400.0	$516.5	$37,916.9	$7,090.7	$(37,310.9)	$9,468.1

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended March 31,
	2005	2004
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(149.5)	$(263.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	16.1	72.8
Realized (gain) loss on investments net of unrealized gains	(146.5)	—

Changes in assets and liabilities:	—
Increase in accounts payable, accrued expenses and other liabilities	153.7	101.9
NET CASH USED IN OPERATING ACTIVITIES	(126.2)	(88.5)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments	299.3	—
Purchase of investments	(153.2)	(300.0)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	146.1	(300.0)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of common stock	—	40.0
Proceeds from issuance of notes payable--related parties	—	350.0
Payments of note payable to related parties	(25.0)	(2.5)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(25.0)	387.5

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(5.1)	$(1.0)

CASH AND EQUIVALENTS, beginning of period	5.1	1.0

CASH AND EQUIVALENTS, end of period	$—	$—

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

NOTE 3- MARKETABLE SECURITIES
The Company had investments and advances in certain marketable and non-marketable debt and equity securities at March 31, 2005 and June 30, 2004 as follows:

	March 31, 2005	June 30, 2004

Marketable Securities - current:
IMSI	$679,200	$679,200
Thinking Tools, Inc.	216,000	216,000
Other marketable securities	91,000	—
	986,200	895,200
Unrealized gain on marketable securities	1,204,900	1,010,100
Total	$2,191,100	$1,905,300

Marketable Securities - non-current:
IMSI	$2,710,300	$2,800,900
Access Propeller Holdings Inc	300,000	300,000
Sub total	3,010,300	3,100,900
Unrealized gain on marketable securities	5,669,800	5,055,000
Total	$8,680,100	$8,155,900

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

NOTE 4- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 5-. NOTES PAYABLE - RELATED PARTIES

At March 31, 2005 and June 30, 2004, the Company’s long term debt consisted of the following:

	March 31, 2005	June 30, 2004

Secured Promissory Note with Interest at 15%	$325,000	$350,000
$345,000 Secured Promissory Notes with Interest at 10%, net of discount	345,000	328,800
Notes payable to certain former executives	111,100	111,100
Debt due to former employees in conjunction with settlement agreement	175,000	175,000

	956,100	964,900
Less: Current portion	956,100	240,100
Long-term portion	$—	$724,800

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

NOTE 7- SUBSEQUENT EVENTS

On May 25, 2005, the Company sold 250,000 shares of IMSI for gross proceeds of approximately $277,000. The Company used approximately $39,000 of this amount to pay accrued interest and the remainder for general working capital purposes. The Company has sold 77,500 shares of IMSI since June 30,2005 and has used the proceeds of approximately $ 84,000 for general working capital purposes.

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

The Company intends to locate and enter into a transaction with an existing, public or privately-held company that in management's view, has growth potential (a "Target Business"). A transaction with a Target Business may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets of the Target Business or any other form, which will result in the combined enterprise remaining a publicly-held corporation.

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

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2005 Compared To The Three Month Period Ended March 31, 2004

Net loss decreased to $ 2,600 in the three month period ended March 31, 2005 from $75,200 in the comparable 2004 period, principally due to lower general and administrative costs, lower interest costs due to reduced amortization of debt discount and gains on sales of portfolio investments of $22,700 in the 2005 period.

Nine Month Period Ended March 31, 2005 Compared To The Nine Month Period Ended March 31, 2004.

Net loss decreased to $ 149,500 in the nine month period ended March 31, 2005 from $263,200 in the comparable 2004 period, principally due to gains on sales of portfolio investments of $146,500 in the 2005 period. General and administrative expenses increased $121,100 in the 2005 period from
$108,200 reflecting higher professional fees, including legal, administrative and accounting consulting costs associated with the Company’s Securities and Exchange Commission filings and other compliance requirements. Interest and Other, Net Expense decreased $88,700 to $66,700 in the 2005 period due principally to reduced amortization of debt discount.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current assets exceeded its current liabilities by approximately $ 788,000 at March 31, 2005, compared to current assets exceeding its current liabilities by $1.4 million at June 30, 2004, principally due to the classification of the Company’s debt due within one year. Marketable securities, principally the Company’s holdings in IMSI, had a market value of $2.2 million and $1.9 million at March 31 ,2005 and June 30, 2004, respectively. The Company’s total investments at March 31, 2005 were $10.9 million compared to $10.1 million at June 30, 2004, reflecting the increase in market value of the Company’s holdings in IMSI.

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

Dated: February 8, 2006
	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer and President

By:	/s/ Skuli Thorvaldsson
Name: Skuli Thorvaldsson
Title: Chief Financial Officer