Form 10QSB/A
period 2004-09-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2006-02-09
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
to
FORM 10-QSB
(Mark One)
☒ Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2004

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

NOTE 3 - MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable securities at September 30, 2004 and June 30, 2004 as follows:

	September 30, 2004	June 30, 2004

Marketable Securities-current:
IMSI	$679,200	$679,200
Thinking Tools, Inc.	216,000	216,000
	895,200	895,200
Unrealized gain on marketable securities	604,800	1,010,100
Total	$1,500,000	$1,905,300

Marketable Securities - non-current:
IMSI	$2,710,300	$2,800,900
Access Propeller Holdings Inc.	300,000	300,000
	3,010,300	3,100,900
Unrealized gain on marketable securities	3,275,500	5,055,000
Total	$6,285,800	$8,155,900

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