Form 10QSB
period 2003-09-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2006-03-09
CIK 1016951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
|X| Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

                For the quarterly period ended September 30, 2003

|_| Transition report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

                For the transition period from _______ to _______

                         Commission file number 0-22315

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Utah                                     34-1413104
   -------------------------------                   ------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    Incorporation or organization)                   Identification No)


                   720 Fifth Avenue, New York, New York, 10019
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (212) 247-0581
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_|   No |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes |_|   No |X|

As of March 6, 2006, 51,689,165 shares of Common Stock, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_|   No |X|

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2003


                                      INDEX


                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS                                           3

        Consolidated Balance Sheets as of September 30, 2003
        (Unaudited) and June 30, 2003                                          4

        Consolidated (Unaudited) Statements of Operations
        and Comprehensive Income for the three month periods
        ended September 30, 2003 and 2002                                      5

        Consolidated (Unaudited) Statement of Stockholders'
        Equity for the three month period ended September
        30, 2003                                                               6

        Consolidated Statements of Cash Flow for the three
        month periods ended September 30, 2003 and 2002                        7

        Notes to Interim Financial Statements                                  8

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND
        PLAN OF OPERATION                                                     12

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK                                                           14

Item 4. CONTROLS AND PROCEDURES                                               14

Part II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                      15

        Signatures.                                                           16


Certifications

               Part I - FINANCIAL INFORMATION
               ------------------------------

Item 1.

INTERIM FINANCIAL STATEMENTS

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                  September 30,      June 30,
                                                                                       2003            2003
                                                                                          (in thousands)
                                                                                  -----------------------------
                                                                                   (Unaudited)      (Audited)
CURRENT ASSETS
    Cash and cash equivalents                                                     $         10.6   $       1.0
    Marketable securities                                                                1,830.4       1,072.6
                                                                                  ---------------  ------------
             TOTAL CURRENT ASSETS                                                        1,841.0       1,073.6
             .
OTHER ASSETS
    Marketable and non-marketable securities and advances  net of allowance
    of $ 3,560,000 in both years                                                         7,846.6       4,391.9

                                                                                  ---------------  ------------
TOTAL ASSETS                                                                      $      9,687.6   $   5,465.5
                                                                                  ===============  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable,accrued expenses and other liabilities                       $        252.2   $     227.7
    Due to former employees                                                                175.0         175.0
                                                                                  ---------------  ------------
             TOTAL CURRENT LIABILITIES                                                     427.2         402.7

LONG TERM DEBT--RELATED PARTIES, NET OF CURRENT MATURITIES                                 707.3         335.4
                                                                                  ---------------  ------------

             TOTAL  LIABILITIES                                                          1,134.5         738.1
                                                                                  ---------------  ------------

STOCKHOLDERS' EQUITY
    Preferred Stock 2,000,000 Shares Authorized
      Series A Convertible, Par Value $ 1 ;2,200 Shares Issued and
         Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
         Plus Accrued and Unpaid Dividends                                                   2.2           2.2
      Series C, Par Value $ 100 ;9,900 Shares Issued and
         Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
         Plus Accrued and Unpaid Dividends                                                 852.7         852.7
      Series D, Par Value $ 100 ;4,000 Shares Issued and
         Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
         Plus Accrued and Unpaid Dividends                                                 400.0         400.0
    Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued
         and Outstanding:51,649,165 Shares at September 30,2003
         and 47,649,165 Shares at June 30,2003                                             516.5         476.5
    Additional paid in capital                                                          37,916.9      37,916.9
    Unrealized gains or  losses                                                          5,841.5       1,929.0
    Accumulated deficit                                                                (36,976.7)    (36,849.9)

                                                                                  -----------------------------
             TOTAL STOCKHOLDERS' EQUITY                                                  8,553.1       4,727.4
                                                                                  -----------------------------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                       $      9,687.6   $   5,465.5
                                                                                  =============================

          See accompanying Notes to Consolidated Financial Statements

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (unaudited)


                                                    For the Three Months Ended
                                                           September 30,
                                                         2003        2002
                                                    ---------------------------
                                                          (in thousands)
TOTAL REVENUE
          Dividend and interest income, and other   $          0.3  $      10.2
                                                    ---------------------------
                                                               0.3         10.2
                                                    ---------------------------
OPERATING EXPENSES
          General and administrative expenses                 68.2        125.3

                                                    ---------------------------
LOSS FROM OPERATIONS                                         (67.9)      (115.1)
                                                    ---------------------------

OTHER INCOME (EXPENSE)
          Interest expense, net and other                    (58.9)       (15.6)


                                                    ---------------------------
                  TOTAL OTHER INCOME (EXPENSES)              (58.9)       (15.6)
                                                    ---------------------------

NET LOSS                                            $       (126.8) $    (130.7)

UNDECLARED PREFERRED STOCK DIVIDENDS                         (36.4)       (36.4)

                                                    ---------------------------
NET LOSS AVAILABLE FOR COMMON SHAREHOLDERS          $       (163.2) $    (167.1)
                                                    ===========================

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
          BASIC AND DILUTED EARNINGS PER SHARE            49,775.6     44,399.2
                                                    ===========================

BASIC AND DILUTED LOSS PER SHARE                    $       (0.002) $    (0.002)
                                                    ===========================

NET LOSS                                            $       (126.8) $    (130.7)

Other comprehensive operations
          Gain (Loss) on marketable securities             3,912.5       (454.7)

                                                    ---------------------------
Comprehensive net income (loss)                     $      3,785.7  $    (585.4)
                                                    ===========================


           See accompanying Notes to Consolidated Financial Statements

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,2003
                                   (Unaudited)
                                 (in thousands)
                                 --------------


                                                                                        Accumulated
                                      Preferred Stock                     Additional       Other
                               ------------------------------   Common     Paid-in     Comprehensive     Accumulated
                               Series A  Series B   Series D    Stock      Capital       Operations        Deficit       Total
                               --------  --------  ----------   ------    ----------   -------------     -----------   ---------


Balance at June 30,2003           $ 2.2    $852.7      $400.0   $476.5    $ 37,916.9   $     1,929.0     $ (36,849.9)  $ 4,727.4


    Issuance of common stock
      and warrants                                                40.0            --                                        40.0


    Unrealized gain on
      investments                                                                            3,912.5                     3,912.5


    Net loss                                                                                                  (126.8)     (126.8)


                               ---------------------------------------------------------------------------------------------------
Balance at September 30,2003      $ 2.2    $852.7      $400.0   $516.5    $ 37,916.9       $ 5,841.5     $ (36,976.7)  $ 8,553.1
                               ===================================================================================================

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           For the Three Months Ended
                                                                                                 September 30,
                                                                                             2003             2002
                                                                                      ----------------------------------
                                                                                                (in thousands)

LOSS FROM CONTINUING OPERATIONS                                                        $          (126.8)     $  (130.7)

             Adjustments to reconcile net gain (loss) to net
                  cash provided by operating activities:
                        Amortization of debt discount                                               24.3
                        Noncash payment for services                                                  --           45.3
                        Decrease in accounts and notes receivable                                                 102.7
                        Increase (decrease) in accrued expenses                                     24.5           46.9

                                                                                      ----------------------------------
             Net cash (used in) provided by operating activities                                   (78.0)          64.2
                                                                                      ----------------------------------


INVESTING ACTIVITIES                                                                                                 --
             Purchase of investments                                                              (300.0)
                                                                                      ----------------------------------
             Net cash used in investing activities                                                (300.0)            --
                                                                                      ----------------------------------

FINANCING ACTIVITIES
             Proceeds from issuance of common stock                                                 40.0             --
             Issuance or increase of long term debt                                                350.0             --
             Payments of amounts due to former executive                                              --          (41.2)
             Payments of long term debt                                                             (2.4)         (18.0)

                                                                                      ----------------------------------
             Net cash (used in) provided by financing activities                                   387.6          (59.2)
                                                                                      ----------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM
             CONTINUING OPERATIONS                                                     $             9.6      $     5.0

CASH AND EQUIVALENTS,beginning of period                                                             1.0             --

                                                                                      ----------------------------------
CASH AND EQUIVALENTS,end of period                                                     $            10.6      $     5.0
                                                                                      ==================================

           See accompanying Notes to Consolidated Financial Statements

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)



NOTE 1- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2003 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

NOTE 2- PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at June 30, 2003 and September 30, 2003 is Digital Creative Development Company (Delaware). The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through its investment in International Microcomputer Software, Inc. ("IMSI"). IMSI is a leading provider of stock house plans over the Internet with the largest selection of plans for consumers and builders. IMSI also sells a variety of related content and services over the Internet. In addition, IMSI is a developer and publisher of software solutions which is marketed and sold to individuals and small business users through an array of distribution channels.

NOTE 3-INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at September 30, 2003 and June 30, 2003 as follows:

                                             September 30,
                                                 2003       June 30, 2003
                                             -------------  -------------

Marketable Securities-current:
   IMSI                                      $     679,200  $     679,200
   Thinking Tools, Inc.                            300,000        300,000
                                             -------------  -------------
                                                   979,200        979,200
Unrealized gain on marketable securities           851,200         93,400
                                             -------------  -------------
Total                                        $   1,830,400  $   1,072,600
                                             =============  =============

Marketable Securities - non-current:
   IMSI                                      $   2,800,900  $   2,800,900
   Access Propeller Holdings Inc.                  300,000        300,000
                                             -------------  -------------
                                                 3,100,900      3,100,900
Unrealized gain on marketable securities         4,745,700      1,591,000
                                             -------------  -------------
Total                                        $   7,846,600  $   4,691,900
                                             =============  =============



The table above excludes $ 3,560,000 of investments formally written off in June 2005; these investments had previously been fully reserved as the result of the recording of an impairment loss because the Company had concluded that recoverability of its investments in such entities was unlikely and improbable based upon its review of the current financial status of each entity. The shares of IMSI owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of IMSI's then outstanding shares of common stock. The maximum amount of IMSI stock that can be sold by the Company is the greater of 1% of the outstanding shares of IMSI or the average weekly trading volume of IMSI's stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Since these shares are restricted, the shares, which can be sold within one year, are shown as a current asset and the balance of the shares are shown in other assets on the balance sheet. A total of 400,000 shares of IMSI stock secures the Company's 15% $350,000 Promissory Note which IMSI sold to Multi Mag Corporation in January 2005 and subsequently reduced to $325,000 and 747,869 shares of IMSI stock secure the $345,000 note to various investors.

On September 18, 2003 the company extended a $300,000 bridge loan to Access Propeller, LLC. This loan is secured by all of the assets of Access. On October 31, 2003 the Company converted its loan to 304,250 shares of Preferred Series A stock.

NOTE 4- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 5- NOTES PAYABLE - RELATED PARTIES

At September 30, 2003 and June 30, 2003, the Company's long term debt consisted of the following:

                                                                         September 30,     June 30,
                                                                              2003           2003
                                                                         -------------  -------------

Secured Promissory Note with Interest at 15%                             $     350,000  $          --
$345,000 Secured Promissory Notes with Interest at 10%, net of discount        256,200        231,900
Notes payable to certain former executives                                     101,100        103,500
Debt due to former employees in conjunction with settlement agreement          175,000        175,000
                                                                         -------------  -------------

                                                                               882,300        510,400
Less: Current portion                                                          175,000        175,000
                                                                         -------------  -------------
Long-term portion                                                        $     707,300  $     335,400
                                                                         =============  =============


The Company is currently in default on the $175,000 Notes related to the CineBlast settlement. That settlement included a formula whereby the total obligation due the principals of CineBlast was reduced by $21,400 to $153,600. Subsequent cash payments reduced this obligation to its current amount of $103,350. On February 21, 2006 the principals of CineBlast filed a legal action seeking payment of the outstanding balances ($103,350) owed to them, plus the amount of the debt reduced by formula ($21,400), and legal fees. The Company is defending the action and is seeking to settle this action on terms satisfactory to the Company but there can be no assurance that the Company will negotiate a satisfactory resolution.

On September 18, 2003, the Company entered into a 15% one-year note with IMSI whereby the company borrowed $350,000. On January 5, 2005, IMSI sold and assigned the $350,000 note to Multi-Mag Corporation ("Multi-Mag"). On December 14, 2005, the Secured Promissory Note payable to Multi-Mag was extended to May 31, 2006 upon the payment of accrued interest from June 18, 2005 through December 23, 2005 in the amount of $22,600.

With regard to the $345,000 Secured Promissory Notes with Interest at 10%, all but three of the noteholders have extended their notes from December 31, 2005 to May 31, 2006.

NOTE 6- COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 7- SUBSEQUENT EVENTS

On September 30, 2004, the Company sold 200,000 shares of IMSI for gross proceeds of $200,000. The Company used $77,500 of this amount to pay certain indebtedness owed IMSI in the form of accrued interest and a reduction of principal On May 25, 2005, the Company sold 250,000 shares of IMSI for gross proceeds of approximately $277,000. The Company used approximately $39,000_of this amount to pay accrued interest and the remainder for general working capital purposes. The Company has sold 100,000 shares of IMSI since June 30, 2005 and has used the proceeds of approximately $ 108,265 for general working capital purposes.

In June 2005, the Company awarded to each of its current directors, Gary Herman and Skuli Thorvaldsson, as well as to a former director and significant shareholder, Bruce Galloway, options to purchase 1,250,000 shares of common stock at an exercise price of $.01 per share and expiring in June 2015. These options, awarded for services rendered in connection with the restructuring of the Company in fiscal year 2002, were valued at approximately $290,000 and charged to earnings in the fiscal year ended June 30, 2005. The Company's Board of Directors has approved additional compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson subject to receipt of a fairness opinion from an independent advisory firm.

On December 16, 2005, International Microcomputer Software, Inc. ("IMSI") filed a Form S-4 with the Securities & Exchange Commission for the proposed merger with AccessMedia Networks, Inc. On December 14, 2005 the board of the Company approved the execution of a Voting Agreement and Irrevocable Proxy in support of the transaction. Based on the proposed transaction, the Company's ownership stake in IMSI will be reduced from approximately 25% to 13% as a result of the issuance of shares of common stock of IMSI to the shareholders of AccessMedia Networks. If IMSI achieves certain performance milestones, the Company's ownership stake will be further reduced

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30, 2003 Annual Report on Form 10-KSB.

PLAN OF OPERATION

Digital Creative Development Corporation (the "Company") is principally involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests. At present, the Company does not have an operating business except for its interest in International Microcomputer Software Inc. ("IMSI") (OTCBB- IMSI). The Company has since begun to search for candidates with which to enter into business combinations or strategic transactions.

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

Acquisitions or business combinations may not be available at the times or on terms acceptable to the Company, or at all. In addition, acquiring, or combining with, a business involves many risks, including:

        o       unforeseen obligations or liabilities;
        o       difficulty assimilating the acquired operations and personnel;
        o risks of entering markets in which we have little or no direct prior experience;
        o potential impairment of relationships with employees or customers as a result of changes in management; and
        o Potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets.

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


RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2003 Compared To The Three Month Period Ended September 30, 2002.

Net loss for the 2003 three month period ($126,800) approximated the net loss for the comparable 2002 period ($130,700) as lower general and administrative expenses were offset by higher interest costs due principally to new borrowings and higher debt amortization costs. General and administrative expenses decreased to $68,200 in the current period from $125,300 due to lower outside legal and consulting services. Interest and other expenses totaled $58,900 in the 2003 period compared with $15,600 for the comparable 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current assets exceeded its current liabilities by $1.4 million at September 30, 2003, compared to current assets exceeding its current liabilities by $600,000 at June 30, 2003, principally due to the increased market value of the Company's marketable securities. Marketable securities had a market value of $1.8 million and $1.1 million at September 30, 2003 and June 30, 2003, respectively.

Since the Company is inactive, except for its interest in IMSI, and it is not contemplated that IMSI will declare and pay dividends on its common stock, the Company depends upon sales of its shares of IMSI common stock (which are quoted on the OTCBB) in order to meet its expenses, unless the Company could obtain fund from third parties, of which there can be no assurance. The Company has sold 100,000 shares of IMSI since June 30, 2005 and has used the proceeds of approximately $108,265 for general working capital purposes.

The amount of proceeds available to the Company from the sale of shares of IMSI depends upon the market for IMSI shares, which is subject to volatility in price and market volume.

The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's equity investments are concentrated in relatively few investees, principally International Microcomputer Software, Inc. ("IMSI"). At September 30, 2003, almost 100% of the total fair value of equity investments was concentrated in IMSI.

The Company's present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company's management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable.

The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

Insofar as the Company's liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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

                                  DIGITAL CREATIVE DIGITAL CORPORATION

Dated:  March ,7  , 2006
                                  By: Gary Herman
                                  Name:  Gary Herman
                                  Title:  Chief Executive Officer and President

                                  By: Skuli Thorvaldsson
                                  Name:  Skuli Thorvaldsson
                                  Title:  Chief Financial Officer