Form 10QSB
period 2003-12-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2006-03-09
CIK 1016951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

                For the quarterly period ended December 31, 2003

|_| Transition report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

               For the transition period from _______ to _______

                         Commission file number 0-22315

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Utah                                          34-1413104
-------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No)
Incorporation or organization)

                   720 Fifth Avenue, New York, New York, 10019
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (212) 247-0581
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

As of March 6, 2006, 51,689,165 shares of Common Stock, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
                         FOR THE QUARTERLY PERIOD ENDED
                                DECEMBER 31, 2003

                                      INDEX

Part I - FINANCIAL INFORMATION

Item 1.  INTERIM FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 2003 (Unaudited)
         and June 30, 2003                                                     2

         Consolidated (Unaudited) Statements of Operations and Comprehensive Income for the three and six month periods ended December 31, 2003
         and 2002                                                              3

         Consolidated (Unaudited) Statement of Stockholders' Equity for the
         six month period ended December 31, 2003                              4

         Consolidated Statements of Cash Flow for the
         six month periods ended December 31, 2003 and 2002                    5

         Notes to Interim Financial Statements                                 6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND
             PLAN OF OPERATION                                                10

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           12

Item 4.  CONTROLS AND PROCEDURES                                              13

Part II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     14

         Signatures                                                           15

         Certifications

                         Part I - FINANCIAL INFORMATION

Item 1.

INTERIM FINANCIAL STATEMENTS

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                        ASSETS

                                                                                        December 31,        June 30,
                                                                                            2003               2003
                                                                                        ------------        ---------
                                                                                                 (in thousands)
                                                                                         (Unaudited)        (Audited)
                                                                                        ------------        ---------
CURRENT ASSETS
           Cash and cash equivalents                                                      $      --         $     1.0
           Marketable securities                                                            1,725.0           1,072.6
           Accounts and notes  receivable, net                                                                     --

                                                                                          ---------------------------
                    TOTAL CURRENT ASSETS                                                    1,725.0           1,073.6

OTHER ASSETS
           Marketable and non-marketable securities and advances  net of
            allowance of $3,560,000 in both years                                           7,413.6           4,391.9

                                                                                          ---------------------------
TOTAL ASSETS                                                                              $ 9,138.6         $ 5,465.5
                                                                                          ===========================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
           Accounts payable,accrued expenses and other liabilities                        $   278.4         $   227.7
           Due to former employees                                                            175.0             175.0

                                                                                          ---------------------------
                    TOTAL CURRENT LIABILITIES                                                 453.4             402.7

LONG TERM DEBT--RELATED PARTIES, NET OF CURRENT MATURITIES                                    731.5             335.4

                                                                                          ---------------------------
                    TOTAL  LIABILITIES                                                      1,184.9             738.1
                                                                                          ---------------------------

STOCKHOLDERS' EQUITY
           Preferred Stock 2,000,000 Shares Authorized
             Series A Convertible, Par Value $ 1 ;2,200 Shares Issued and
                Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
                Plus Accrued and Unpaid Dividends                                               2.2               2.2
             Series C, Par Value $ 100 ;9,900 Shares Issued and
                Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
                Plus Accrued and Unpaid Dividends                                             852.7             852.7
             Series D, Par Value $ 100 ;4,000 Shares Issued and
                Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
                Plus Accrued and Unpaid Dividends                                             400.0             400.0
           Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued
                and Outstanding:51,649,165 Shares at December 31,2003
                and 47,649,165 Shares at June 30,2003                                         516.5             476.5
           Additional paid in capital                                                      37,916.9          37,916.9
           Unrealized gains or  losses                                                      5,303.4           1,929.0
           Accumulated deficit                                                            (37,038.0)        (36,849.9)
                                                                                          ---------------------------
                    TOTAL STOCKHOLDERS' EQUITY                                              7,953.7           4,727.4
                                                                                          ---------------------------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                               $ 9,138.6         $ 5,465.5
                                                                                          ===========================

          See accompanying Notes to Consolidated Financial Statements

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                     For the Six Months Ended    For the Three Months Ended
                                                            December 31,                December 31,
                                                     ------------------------    --------------------------
                                                         2003          2002          2003          2002
                                                      ---------     ---------     ---------     ---------
                                                           (in thousands)              (in thousands)
                                                     ------------------------    --------------------------
TOTAL REVENUE
           Dividend and interest income, and other    $     0.4     $    10.5     $     0.1     $     0.3

                                                      -----------------------     -----------------------
                                                            0.4          10.5           0.1           0.3
                                                      -----------------------     -----------------------
OPERATING EXPENSES
           General and administrative expenses             80.4         319.2          12.2         193.9

                                                      -----------------------     -----------------------
LOSS FROM OPERATIONS                                      (80.0)       (308.7)        (12.1)       (193.6)
                                                      -----------------------     -----------------------

OTHER INCOME (EXPENSE)
           Interest expense, net and other               (108.0)        (65.6)        (49.1)        (50.0)

                                                      -----------------------     -----------------------
                    TOTAL OTHER INCOME (EXPENSES)        (108.0)        (65.6)        (49.1)        (50.0)
                                                      -----------------------     -----------------------

NET INCOME  (LOSS)                                    $  (188.0)    $  (374.3)    $   (61.2)    $  (243.6)

UNDECLARED PREFERRED STOCK DIVIDENDS                      (72.8)        (72.8)        (36.4)        (36.4)

                                                      -----------------------     -----------------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS           $  (260.8)    $  (447.1)    $   (97.6)    $  (280.0)
                                                      =======================     =======================

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
           BASIC AND DILUTED EARNINGS PER SHARE        50,440.6      44,399.2      51,149.2      44,399.2
                                                      =======================     =======================

BASIC AND DILUTED INCOME (LOSS) PER SHARE             $  (0.002)    $  (0.007)    $  (0.000)    $  (0.005)
                                                      =======================     =======================

NET INCOME  (LOSS)                                    $  (188.0)    $  (374.3)    $   (61.2)    $  (243.6)

Other comprehensive operations
           Gain (Loss) on marketable securities         3,374.4      (1,784.3)       (538.1)     (1,329.6)

                                                      -----------------------     -----------------------
Comprehensive net income (loss)                       $ 3,186.4     $(2,158.6)    $  (599.3)    $(1,573.2)
                                                      =======================     =======================

           See accompanying Notes to Consolidated Financial Statements

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                                   (Unaudited)
                                 (in thousands)

                                                                                              Accumulated
                                                                                Additional       Other
                                             Preferred Stock          Common      Paid-in    Comprehensive  Accumulated
                                      Series A   Series B   Series D   Stock      Capital     Operations      Deficit       Total
                                      --------   --------   --------  ------    ----------   -------------  -----------   ---------
Balance at June 30,2003                $  2.2     $852.7     $400.0   $476.5     $37,916.9     $ 1,929.0    $(36,849.9)   $ 4,727.4

    Issuance  of common stock                                           40.0                                                   40.0

    Unrealized gain on investments                                                               3,374.4                    3,374.4

    Net profit (loss)                                                                                           (188.1)      (188.1)

                                       --------------------------------------------------------------------------------------------
Balance at December 31,2003            $  2.2     $852.7     $400.0   $516.5     $37,916.9     $ 5,303.4    $(37,038.0)   $ 7,953.7
                                       ============================================================================================

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the Six Months Ended
                                                                                           December 31,
                                                                                     ------------------------
                                                                                      2003            2002
                                                                                     -------         -------
                                                                                          (in thousands)
                                                                                     ------------------------
LOSS FROM CONTINUING OPERATIONS                                                      $(188.0)        $(374.3)

             Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
                        Amortization of debt discount                                   48.5              --
                        Noncash payment for services                                                   310.2
                        Decrease in accounts and notes receivable                         --           102.7
                        Increase (decrease) in accrued expenses                         51.0            46.5

                                                                                     -----------------------
             Net cash (used in) provided by operating activities                       (88.5)           85.1
                                                                                     -----------------------

INVESTING ACTIVITIES
             Purchase of investments                                                  (300.0)             --
                                                                                     -----------------------
             Net cash used in investing activities                                    (300.0)             --
                                                                                     -----------------------

FINANCING ACTIVITIES
             Proceeds from issuance of common stock                                     40.0              --
             Issuance or increase of long term debt                                    350.0              --
             Payments of amounts due to former executive                                  --           (50.2)
             Payments of long term debt                                                 (2.5)          (19.0)

                                                                                     -----------------------
             Net cash (used in) provided by financing activities                       387.5           (69.2)
                                                                                     -----------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM
             CONTINUING OPERATIONS                                                   $  (1.0)        $  15.9

CASH AND EQUIVALENTS, beginning of period                                                1.0              --

                                                                                     -----------------------
CASH AND EQUIVALENTS, end of period                                                  $    --         $  15.9
                                                                                     =======================

           See accompanying Notes to Consolidated Financial Statements

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
                                   (Unaudited)

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

NOTE 2- PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at June 30, 2003 and December 31, 2003 is Digital Creative Development Company (Delaware). The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through its investment in International Microcomputer Software, Inc. ("IMSI"). IMSI is a leading provider of stock house plans over the Internet with the largest selection of plans for consumers and builders. IMSI also sells a variety of related content and services over the Internet. In addition, IMSI is a developer and publisher of software solutions which is marketed and sold to individuals and small business users through an array of distribution channels.

NOTE 3-INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES

The  Company  had   investments   and   advances  in  certain   marketable   and
non-marketable debt and equity securities at December 31, 2003 and June 30, 2003 as follows:

                                                    December 31,       June 30,
                                                        2003             2003
                                                    ------------      ----------

Marketable  Securities - current
   IMSI                                              $  679,200       $  679,200
   Thinking Tools                                       300,000          300,000
                                                     ----------       ----------
                                                        979,200          979,200
Unrealized gain on marketable securities                745,800           93,400
                                                     ----------       ----------
Total                                                $1,725,000       $1,072,600
                                                     ==========       ==========

Marketable  Securities - non-current:
IMSI                                                 $2,800,900       $2,800,900
Access Propeller Holdings Inc.                          300,000          300,000
                                                     ----------       ----------
                                                      3,100,900        3,100,900
Unrealized gain on marketable securities              4,312,700        1,591,000
                                                     ----------       ----------
Total                                                $7,413,600       $4,691,900
                                                     ==========       ==========

The table above excludes $3,560,000 of investments formally written off in June 2005; these investments had previously been fully reserved as the result of the recording of an impairment loss because the Company had concluded that recoverability of its investments in such entities was unlikely and improbable based upon its review of the current financial status of each entity. The shares of IMSI owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of IMSI's then outstanding shares of common stock. The maximum amount of IMSI stock that can be sold by the Company is the greater of 1% of the outstanding shares of IMSI or the average weekly trading volume of IMSI's stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Since these shares are restricted, the shares, which can be sold within one year, are shown as a current asset and the balance of the shares are shown in other assets on the balance sheet. A total of 400,000 shares of IMSI stock secures the Company's 15% $350,000 Promissory Note which IMSI sold to Multi Mag Corporation in January 2005, and subsequently reduced to $325,000, and 747,869 shares of IMSI stock secure the $345,000 note to various investors.

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

NOTE 5- NOTES PAYABLE - RELATED PARTIES

At December 31, 2003 and June 30, 2003, the Company's long term debt consisted of the following:

                                                                             December 31,      June 30,
                                                                                 2003            2003
                                                                             ------------      --------
Secured Promissory Note with Interest at 15%                                   $350,000        $     --
$345,000 Secured Promissory Notes with Interest at 10%, net of discount         280,400         231,900
Notes payable to certain former executives                                      101,100         103,500
Debt due to former employees in conjunction with settlement agreement           175,000         175,000
                                                                               --------        --------

                                                                                906,500         510,400
Less: Current portion                                                           175,000         175,000
                                                                               --------        --------
Long-term portion                                                              $731,500        $335,400
                                                                               ========        ========

The Company is currently in default on the $175,000 Notes related to the CineBlast settlement. That settlement included a formula whereby the total obligation due the principals of CineBlast was reduced by $ 21,400 to $153,600. Subsequent cash payments reduced this obligation to its current amount of $103,350. On February 21, 2006 the principals of CineBlast filed a legal action seeking payment of the outstanding balances ($ 103,350) owed to them, plus the amount of the debt reduced by formula ( $ 21,400), and legal fees. The Company is defending the action and is seeking to settle this action on terms satisfactory to the Company but there can be no assurance that the Company will negotiate a satisfactory resolution.

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

On December 16, 2005, International Microcomputer Software, Inc. ("IMSI") filed a Form S-4 with the Securities & Exchange Commission for the proposed merger with AccessMedia Networks, Inc. On December 14, 2005 the board of the Company approved the execution of a Voting Agreement and Irrevocable Proxy in support of the transaction. Based on the proposed transaction, the Company's ownership stake in IMSI will be reduced from approximately 25% to 13% as a result of the issuance of shares of common stock of IMSI to the shareholders of AccessMedia Networks. If IMSI achieves certain performance milestones, the Company's ownership stake will be further reduced.

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

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2003 Compared To The Three Month Period Ended December 31, 2002.

Net loss decreased to $61,200 in the three month period ended December 31,,2003 from $243,600 in the comparable 2002 period, principally due to lower general and administrative costs, principally professional fees, including legal , administrative and accounting consulting costs. These costs approximated $12,200 and $193,900 in the 2003 and 2002 periods, respectively.

Six Month Period Ended December 31, 2003 Compared To The Six Month Period Ended December 31, 2002.

Net loss decreased to $188,000 in the six month period ended December 31, 2003 from $374,300 in the comparable 2002 period, principally due to lower general and administrative costs, principally professional fees, including legal, administrative and accounting consulting costs. General and administrative costs were $80,400 in the 2003 period compared to $314,200 in the 2002 period. Higher interest costs, due principally to additional borrowings and debt discount amortization amounted to $ 108,000 in the 2003 period, compared to $65,600 in the 2002 six month period.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's current assets exceeded its current liabilities by $1.3 million at December 31, 2003, compared to current assets exceeding its current liabilities by $600,000 at June 30, 2003, principally due to the increased market value of the Company's marketable securities. Marketable securities, principally the Company's holdings in IMSI, had a market value of $1.7 million and $1.1 million at December 31, 2003 and June 30, 2003, respectively.

Since the Company is inactive, except for its interest in IMSI, and it is not contemplated that IMSI will declare and pay dividends on its common stock, the Company depends upon sales of its shares of IMSI common stock (which are quoted on the OTCBB) in order to meet its expenses, unless the Company could obtain fund from third parties, of which there can be no assurance. The Company has sold 100,000 shares of IMSI since June 30,2005 and has used the proceeds of approximately $108,265 for general working capital purposes.

The amount of proceeds available to the Company from the sale of shares of IMSI depends upon the market for IMSI shares, which is subject to volatility in price and market volume.

The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's equity investments are concentrated in relatively few investees, principally International Microcomputer Software, Inc. ("IMSI"). At December 31, 2003, almost 100% of the total fair value of equity investments was concentrated in IMSI.

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

Dated: March 7, 2006

                                By: Gary Herman
                                Name: Gary Herman
                                Title: Chief Executive Officer and President

                                By: Skuli Thorvaldsson
                                Name: Skuli Thorvaldsson
                                Title: Chief Financial Officer