Form 10QSB
period 2004-03-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2006-03-09
CIK 1016951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
|X| Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

                  For the quarterly period ended March 31, 2004

|_|  Transition report under Section 13 or 15(d) of The Securities Exchange
      Act Of 1934

                For the transition period from _______ to _______

                         Commission file number 0-22315

                    DIGITAL CREATIVE DEVELOPMENT CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Utah                                        34-1413104
-------------------------------               ----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No)
Incorporation or organization)

                   720 Fifth Avenue, New York, New York, 10019
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 247-0581
             ------------------------------------------------------
               (Issuer's telephone number, including area code)

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

As of March 6 ,2006, 51,689,165 shares of Common Stock, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  |_|      No |X|

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2004

                                      INDEX

Part I -   FINANCIAL INFORMATION                                                        Page

Item 1.    INTERIM FINANCIAL STATEMENTS                                                    2

            Consolidated Balance Sheets as of March 31,2004 (Unaudited) and June
            30, 2003                                                                       2

            Consolidated  (Unaudited) Statements of Operations and Comprehensive
            Income for the three  month and nine month  periods  ended March 31,
            2004 and 2003                                                                  3

            Consolidated (Unaudited) Statement of Stockholders' Equity for the
            nine month period ended March 31, 2004                                         4

            Consolidated Statements of Cash Flow for the nine month periods
            ended March 31, 2004 and 2003                                                  5

            Notes to Interim Financial Statements                                          6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND
            PLAN OF OPERATION                                                             10

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK                   12

Item 4      CONTROLS AND PROCEDURES                                                       13

Part II -   OTHER INFORMATION                                                             14

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                                              14

            Signatures.                                                                   15

            Certifications

                         Part I - FINANCIAL INFORMATION

Item 1.

INTERIM  FINANCIAL  STATEMENTS

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                       March 31,     June 30,
                                                                                         2004         2003
                                                                                           (in thousands)
                                                                                      (Unaudited)   (Audited)
                                                                                       ---------     ---------

CURRENT ASSETS
           Cash and cash equivalents                                                  $      --    $       1.0
           Marketable securities                                                          2,250.0      1,072.6

                                                                                       ---------     ---------
                    TOTAL CURRENT ASSETS                                                  2,250.0      1,073.6

OTHER ASSETS
           Marketable and non-marketable securities and advances,  net of allowance
           of $ 3,560,000 in both years                                                   9,578.6      4,391.9

                                                                                       ---------     ---------
TOTAL ASSETS                                                                          $  11,828.6  $   5,465.5
                                                                                       ==========   ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
           Accounts payable,accrued expenses and other liabilities                    $     329.3  $     227.7
           Due to former employees                                                          175.0        175.0

                                                                                       ---------     ---------
                    TOTAL CURRENT LIABILITIES                                               504.3        402.7

LONG TERM DEBT--RELATED PARTIES, NET OF CURRENT MATURITIES                                  755.7        335.4
                                                                                       ---------     ---------

                                                                                       ---------     ---------
                    TOTAL  LIABILITIES                                                    1,260.0        738.1
                                                                                       ---------     ---------

STOCKHOLDERS' EQUITY
           Preferred Stock 2,000,000 Shares Authorized
             Series A Convertible, Par Value $ 1 ;2,200 Shares Issued and
                Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
                Plus Accrued and Unpaid Dividends                                             2.2          2.2
             Series C, Par Value $ 100 ;9,900 Shares Issued and
                Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
                Plus Accrued and Unpaid Dividends                                           852.7        852.7
             Series D, Par Value $ 100 ;4,000 Shares Issued and
                Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
                Plus Accrued and Unpaid Dividends                                           400.0        400.0
           Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued
                and Outstanding:51,649,165 Shares at March 31,2004
                and 47,649,165 Shares at June 30,2003                                       516.5        476.5
           Additional paid in capital                                                    37,916.9     37,916.9
           Unrealized gains or  losses                                                    7,993.4      1,929.0
           Accumulated deficit                                                          (37,113.1)   (36,849.9)
                                                                                       ---------     ---------
                    TOTAL STOCKHOLDERS' EQUITY                                           10,568.6      4,727.4
                                                                                       ---------     ---------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                           $  11,828.6  $   5,465.5
                                                                                       ==========   ==========

See accompanying Notes to Consolidated Financial Statements

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                For the Nine Months Ended       For the Three Months Ended
                                                                   March 31,                      March 31,
                                                                      2004         2003             2004          2003
                                                            ---------------  ---------------  ---------------    --------------
                                                                        (in thousands)                (in thousands)
TOTAL REVENUE
           Dividend and interest income, and other          $           0.4  $          10.8  $          --      $         0.3

                                                            ---------------  ---------------  ---------------    --------------
                                                                        0.4             10.8             --                0.3
                                                            ---------------  ---------------  ---------------    --------------
OPERATING EXPENSES
           General and administrative expenses                        108.2            300.5             27.8             11.3

                                                            ---------------  ---------------  ---------------    --------------
LOSS FROM OPERATIONS                                                 (107.8)          (289.7)           (27.8)           (11.0)
                                                            ---------------  ---------------  ---------------    --------------

OTHER INCOME (EXPENSE)
           Interest expense, net and other                           (155.4)          (105.8)           (47.4)           (10.2)
           Settlement of litigation with former employees              --             (302.2)            --             (302.2)
                                                            ---------------  ---------------  ---------------    --------------
                    TOTAL OTHER INCOME (EXPENSES)                    (155.4)          (408.0)           (47.4)          (312.4)
                                                            ---------------  ---------------  ---------------    --------------

NET INCOME  (LOSS)                                          $        (263.2) $        (697.7) $         (75.2)   $      (323.4)

UNDECLARED PREFERRED STOCK DIVIDENDS                                 (109.1)          (109.1)           (36.4)           (36.4)

                                                            ---------------  ---------------  ---------------    --------------
Net loss available to common shareholders                   $        (372.3) $        (806.8) $        (111.6)   $      (359.8)
                                                            ===============  ===============  ===============    ==============

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
           BASIC AND DILUTED EARNINGS PER SHARE                    50,701.0         44,399.2         51,149.2         44,399.2
                                                            ===============  ===============  ===============    ==============

BASIC AND DILUTED INCOME (LOSS) PER SHARE                   $          (0.007$          (0.018$          (0.002$          (0.008)
                                                            ===============  ===============  ===============    ==============

NET INCOME  (LOSS)                                          $        (263.2) $        (697.7) $         (75.2) $        (323.4)

Other comprehensive operations
           Gain (Loss) on marketable securities                     6,064.4         (3,130.6)         2,690.0         (1,346.3)

                                                            ---------------  ---------------  ---------------    --------------
Comprehensive net income (loss)                             $       5,801.2  $      (3,828.3) $       2,614.8  $      (1,669.7)
                                                            ===============  ===============  ===============    ==============

           See accompanying Notes to Consolidated Financial Statements

  DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED MARCH 31,2004
                                   (Unaudited)
                                 (in thousands)



                                                                                              Accumulated
                                                                                Additional       Other
                                             Preferred Stock          Common      Paid-in    Comprehensive  Accumulated
                                      Series A   Series B   Series D   Stock      Capital     Operations      Deficit       Total
                                      --------   --------   --------  ------    ----------   -------------  -----------   ---------
Balance at June 30,2003                $  2.20    $852.70    $400.00  $476.5     $37,916.9     $ 1,929.0    $(36,849.9)   $ 4,727.4

    Issuance  of common stock                                           40.0                                                   40.0
      and warrants

    Unrealized gain on investments                                                               6,064.4                    6,064.4

    Net profit (loss)                                                                                           (263.2)      (263.2)

                                       --------------------------------------------------------------------------------------------
Balance at December 31,2003            $  2.20    $852.70    $400.00  $516.5     $37,916.9     $ 7,993.4    $(37,113.1)   $10,568.6
                                       ============================================================================================

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                         March 31,
                                                                                    2004         2003
                                                                                   ---------   --------
                                                                                      (in thousands)

LOSS FROM CONTINUING OPERATIONS                                                    $ (263.2)   $ (697.7)

             Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
                        Amortization of debt discount                                  72.8          --
                        Noncash settlement of litigation with former employees           --       333.7
                        Noncash payment for services                                     --       260.2
                        Decrease in accounts and notes receivable                        --       102.7
                        Increase (decrease) in accrued expenses                       101.9        45.8

             Net cash (used in) provided by operating activities                      (88.5)       44.7
                                                                                   --------------------

INVESTING ACTIVITIES
             Purchase of investments                                                 (300.0)         --
                                                                                   --------------------
             Net cash used in investing activities                                   (300.0)         --
                                                                                   --------------------

FINANCING ACTIVITIES
                                                                                   --------------------
             Issuance or increase of long term debt                                   350.0       300.0
             Payments of amounts due to former executive                                 --      (341.2)
             Payments of long term debt                                                (2.5)       (0.8)

                                                                                   --------------------
             Net cash (used in) provided by financing activities                      387.5       (42.0)
                                                                                   --------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM
             CONTINUING OPERATIONS                                                 $   (1.0)   $    2.7

CASH AND EQUIVALENTS,beginning of period                                                1.0          --

                                                                                   --------------------
CASH AND EQUIVALENTS,end of period                                                 $     --    $    2.7
                                                                                   ====================

          See accompanying Notes to Consolidated Financial Statements

             DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

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

NOTE 2- PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at June 30, 2003 and March 31, 2004 is Digital Creative Development Company (Delaware). The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through its investment in International Microcomputer Software, Inc. ("IMSI"). IMSI is a leading provider of stock house plans over the Internet with the largest selection of plans for consumers and builders. IMSI also sells a variety of related content and services over the Internet. In addition, IMSI is a developer and publisher of software solutions which is marketed and sold to individuals and small business users through an array of distribution channels.

NOTE 3-INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at March 31, 2004 and June 30, 2003 as follows:

                                          March 31, 2004   June 30, 2003
                                             ----------     ----------

Marketable Securities - current:
 IMSI                                        $  679,200     $  679,200

 Thinking Tools, Inc.                           300,000        300,000
                                             ----------     ----------

                                                979,200        979,200

Unrealized gain on marketable securities      1,270,800         93,400
                                             ----------     ----------
Total                                        $2,250,000     $1,072,600

                                             ==========     ==========

Marketable  Securities - non-current:
 IMSI                                        $2,800,900     $2,800,900

 Access Propeller Holdings Inc                  300,000        300,000
                                             ----------     ----------
Sub total
                                              3,100,900      3,100,900
Unrealized gain on marketable securities      6,477,700      1,591,000
                                             ----------     ----------
Total                                        $9,578,600     $4,691,900
                                             ==========     ==========

The table above excludes $3,560,000 of investments formally written off in June 2005; these investments had previously been fully reserved as the result of the recording of an impairment loss because the Company had concluded that recoverability of its investments in such entities was unlikely and improbable based upon its review of the current financial status of each entity. The shares of IMSI owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of IMSI's then outstanding shares of common stock. The maximum amount of IMSI stock that can be sold by the Company is the greater of 1% of the outstanding shares of IMSI or the average weekly trading volume of IMSI's stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Since these shares are restricted, the shares, which can be sold within one year are shown as a current asset and the balance of the shares are shown in other assets on the balance sheet. A total of 400,000 shares of IMSI stock secures the Company's 15% $350,000 Promissory Note which IMSI sold to Multi Mag Corporation in January 2005 ,and subsequently reduced to $325,000 and 747,869 shares of IMSI stock secure the $345,000 note to various investors.

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

NOTE 5- NOTES PAYABLE - RELATED PARTIES

At March 31, 2004 and June 30, 2003, the Company's long term debt consisted of the following:

                                                                           March 31,     June 30,
                                                                              2004         2003
                                                                            --------     --------

Secured Promissory Note with Interest at 15%                                $350,000     $     --

$345,000 Secured Promissory Notes with Interest at 10%, net of discount      304,600      231,900

Notes payable to certain former executives                                   101,100      103,500

Debt due to former employees in conjunction with settlement agreement        175,000      175,000
                                                                            --------     --------

                                                                             930,700      510,400

Less: Current portion                                                        175,000      175,000
                                                                            --------     --------
Long-term portion                                                           $755,700     $335,400
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

NOTE 6 - OMMITMENTS AND CONTINGENCIES

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

PLAN OF OPERATION

Digital Creative Development Corporation (the "Company") is principally involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests. At present, the Company does not have an operating business except for its interest in International Microcomputer Software Inc. ("IMSI") (OTCBB- IMSI).The Company has since begun to search for candidates with which to enter into business combinations or strategic transactions.

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

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2004 Compared To The Three Month Period Ended March 31, 2003.

Net loss decreased to $75,200 in the three month period ended March 31, 2004 from $323,400 in the comparable 2003 period, principally due to non-recurring costs in the 2003 period of $302,200 related to settlement charges with former employees; such costs were not experienced in the current period. However, higher interest costs were experienced in the 2004 period due to additional borrowings and amortization of debt discount. Those costs approximated $47,400 and $10,200 in the three month periods ended March 31, 2004 and 2003, respectively.

Nine Month Period Ended March 31, 2004 Compared To The Nine Month Period Ended March 31, 2003.

Net loss decreased to $263,200 in the nine month period ended March 31, 2004 from $697,700 in the comparable 2003 period, principally due to non-recurring costs in the 2003 period of $302,200 related to settlement charges with former employees. Such costs were not experienced in the current period. Additionally, general and administrative costs, principally professional fees, including legal, administrative and accounting consulting costs, were experienced in the current quarter. Such costs were $108,200 in the 2004 period compared to $300,500 in the 2003 period. Higher interest costs, due principally to additional borrowings and debt discount amortization amounted to $155,400 in the 2004 period, compared to $105,800 in the 2003 nine month period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current assets exceeded its current liabilities by $1.8 million at March 31, 2004, compared to current assets exceeding its current liabilities by $700,000 at June 30, 2003, principally due to the increased market value of the Company's marketable securities. Marketable securities, principally the Company's holdings in IMSI, had a market value of $2.2 million and $1.1 million at March 31, 2004 and June 30, 2003, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's equity investments are concentrated in relatively few investees, principally International Microcomputer Software, Inc. ("IMSI"). At March 31, 2004, almost 100% of the total fair value of equity investments was concentrated in IMSI. The Company's present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company's management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management's estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company's liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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

                           DIGITAL CREATIVE DIGITAL CORPORATION

Dated:  March  7 , 2006
                            By: Gary Herman
                            Name:  Gary Herman
                            Title:  Chief  Executive Officer and President

                            By: Skuli Thorvaldsson
                            Name: Skuli Thorvaldsson
                            Title: Chief Financial Officer