Form 10KSB
period 2005-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2007-07-06
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT
Under Section 13 or 15(d) of the Securities Act of 1934
For the Fiscal Year Ended June 30, 2005

DIGITAL CREATIVE DEVELOPMENT CORPORATION
(Formerly ARTHUR TREACHER’S, INC.)
(Name of Small Business Issuer in Its Charter)

UTAH	34-1413104
(State or Other Jurisdiction of	I.R.S. Employer
Incorporation or Organization)	Identification No.

720 Fifth Avenue, New York, New York, 10019
10th Floor
(Address of principal executive offices)
(212) 247-0581

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which
to be so Registered	Each Class is to be Registered

Securities registered under Section 12(g) of the Act:	Common Stock, $.01 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year. $ -0

Shares outstanding: 53,864,165 at May 30, 2007

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$4,975,000.

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

On February 28, 2002, the Company sold its 80% interest in Arthur Treacher’s, Inc. (Delaware) (“ATI (Delaware)”) to PAT Services, Inc. (“PAT Services”), an entity controlled by Mr. Jeffery Bernstein, the former head of the Company’s restaurant operations. Since the Spring of 2002, the Company has been inactive, except for managing its ownership interest in International Microcomputer Software Inc. (“IMSI”), now Broadcaster, Inc. (“Broadcaster”). (See additional information within this Section).

In February 2000, the Company formed a subsidiary, Digital Creative Development Corporation, a Delaware corporation (“DCDC (Delaware)”), for the purpose of investing in and acquiring entities engaged in creating and providing entertainment content to businesses and consumers through digital broadband and conventional distribution platforms. In August 2000, the Company, a Utah Corporation changed its name from Arthur Treacher’s, Inc. to Digital Creative Development Corporation.

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

On February 28, 2002, the Company and IMSI entered into an agreement, which provided for the conversion of the promissory note purchased by the Company into 9,000,000 shares of common stock of IMSI plus $250,000 in cash to be paid in 15 monthly installments. The parties agreed to terminate the merger contemplated by the Merger Agreement. IMSI also agreed to prepare and file a registration statement registering 2,000,000 shares of common stock and to provide the Company with piggyback registration rights with respect to the remaining 7,000,000 shares. Effective January 31, 2002, certain members of the Boards of Directors of the Company and IMSI resigned, with no directors serving on the boards of both companies. On June 25, 2007, Broadcaster effected a 1 for 2 stock split. As of June 25, 2007, the closing bid price of common stock of Broadcaster (symbol BCAS) as quoted on the OTC Bulletin Board was $2.50.

Since 1982, and up until June 2006, IMSI had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and Internet technology. IMSI, a graphics and CAD (Computer-Aided-Design) software and Internet technology company headquartered in Novato, California, owned and operated three business divisions up to June 2006.

On June 2, 2006 IMSI closed its merger with AccessMedia Networks, Inc. (“AccessMedia”). On December 14, 2005 the board of the Company approved the execution of a Voting Agreement and Irrevocable Proxy in support of the transaction.  The Company's ownership stake in IMSI, now operating under the name Broadcaster, Inc. (“Broadcaster”) was reduced from approximately 25% to approximately 11% as a result of the issuance of shares of common stock of IMSI (n/k/a Broadcaster) to the shareholders of AccessMedia. Under the merger agreement, if Broadcaster achieves certain performance milestones, the shareholders of AccessMedia shall be issued additional shares of Broadcaster which shall further reduce the Company's ownership percentage. In the first calendar quarter of 2007, an additional 29.4 million shares of common stock of Broadcaster were issued to former shareholders of AccessMedia reducing the Company’s ownership in Broadcaster to approximately 6.5%. The combined company now trades under the ticker symbol BCAS, on the OTC Bulletin Board (OTCBB). As of June 25, 2007, the closing bid price of common stock was $2.50 /share.

Item 1. Description of Business

Overview----

Until February 28, 2002, the Company’s primary business was the operation and franchising of Arthur Treacher’s and Pudgie’s restaurant concepts, as well as the co-branding of these concepts with Nathan’s Famous, Inc. (“Nathan’s”), Miami Subs Corporation (“Miami Subs”) and Kenny Rogers Roasters (“Kenny Rogers”). Currently, the Company does not have any existing operations.

Plan of Business------

The Company intends to locate and enter into a transaction with an existing, public or privately-held company that in management's view has growth potential (a "Target Business"). A transaction with a Target Business may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets of the Target Business or any other form which will result in the combined enterprise remaining a publicly-held corporation. Acquisitions or business combinations may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring, or combining with, a business involves many risks, including:

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

We cannot make assurances that we will make any acquisitions or business combinations or that we will be able to obtain additional financing for such acquisitions or combinations, if necessary. If any acquisitions or combinations are made, we cannot make assurances to you that we will be able to successfully integrate the acquired or combined business into our operations or that the acquired or combined business will perform as expected. Furthermore, Federal and state tax laws and regulations have a significant impact upon the structuring of transactions. Management will evaluate the possible tax consequences of any prospective transaction and will endeavor to structure a transaction so as to achieve the most favorable tax treatment. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated transaction. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a transaction, there may be adverse tax consequences to us, a target business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular transaction, which could be effected through various forms of a merger, consolidation or stock or asset acquisition. Pending negotiation and consummation of a transaction, the Company anticipates that it will have, aside from carrying on its search for a transaction partner, no business activities, and, thus, no source of revenue. Should the Company incur any significant liabilities prior to a combination with a Target Business, it may not be able to satisfy, without additional financing, such liabilities as are incurred.

Employees

As of June 30, 2005 and through the current date, the Company has no employees. Gary Herman, the Company’s Chairman, Chief Executive Officer, President and Secretary and Skuli Thorvaldsson the Company’s Chief Financial Officer serve on a management consulting basis.

Acquisitions

The Company‘s investments as of June 30, 2005 should be regarded as strategic deployments of Company assets to develop its digital entertainment and software business, rather than financial investments that generally are considered to constitute investment securities.

The Company has never held itself out as an investment company; its historical development has focused almost exclusively on restaurant, software and digital entertainment business. Although the Company continues to search for candidates with which to enter into business combinations or strategic transactions, it does not have an operating business except for its interest, as of June 25, 2007, in Broadcaster represented by its ownership interest of approximately 3,500,000 shares of common stock of Broadcaster, constituting approximately 6.5% of the total outstanding shares of that entity’s common stock. These shares are reflective of  Broadcaster's 1 for 2 reverse split effected June 25, 2007.

An additional 225,000 shares of common stock, or approximately .43% of Broadcaster, Inc. is beneficially owned by Gary Herman, the Company’s Chairman, and 468,575 shares of common stock, or approximately .91% of Broadcaster, Inc. is beneficially owned by Bruce Galloway, the Company’s principal shareholder. Mr. Galloway also owns options to purchase, (i) 250,000 shares of Braodcaster’s common stock at $1.62 per share; (ii) 50,000 shares at $1.80 per share; (iii) 32,500 shares at $3.80 per share; and (iv) 5,000 shares at $3.76 per share. The description of these options reflects Broadcasters’ 1 for 2 reverse split effected June 25, 2007.

The Investment Company Act of 1940 (the “Act”) was primarily meant to regulate “investment companies,” which generally include families of mutual funds of the type offered by the Fidelity and Vanguard organizations (to pick two of many), closed-end investment companies that are traded on the public stock markets, and certain non-managed pooled investment vehicles such as unit investment trusts. These entities are in the business of investing, reinvesting and trading in securities and generally own relatively diversified portfolios of publicly traded securities that are issued by companies not controlled by these entities. A company can, either deliberately or inadvertently, come to have the defining characteristics of an investment company within the meaning of the Act without proclaiming that fact or being willing to voluntarily submit itself to regulation as an acknowledged investment company. The Act and rules under it contain provisions to differentiate “true” operating companies from companies that may be considered to have sufficient investment-company-like characteristics to require regulation by the Act’s complex procedural and substantive requirements. These provisions apply to companies that own or hold securities, as well as companies that invest, reinvest and trade in securities, and particularly focus on determining the primary nature of a company’s activities, including whether an investing company controls and does business through the entities in which it invests or, instead, holds its securities investments passively and not as part of an operating business. For instance, under what is, for most purposes, the most liberal of the relevant tests, a company may become subject to the Act’s registration requirements if it either holds more than 45% of its assets in, or derives more than 45% of its income from, investments in companies that the investor does not primarily control or through which it does not actively do business. In making these determinations the Act generally requires that a company’s assets be valued on a current fair market value basis, determined on the basis of securities’ public trading price or, in the case of illiquid securities and other assets, in good faith by the company’s board of directors. The Company views its investments in Broadcaster as operating investments primarily intended to secure its strategic goals.

Although the Company and its affiliates do not act as a group, the Company has a significant position in Broadcaster. The Company believes that it has a minimum of one year to comply with the provisions for the Act since it no longer controlled Broadcaster. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), the Company would be required either to register as a closed-end investment company or a business development company under the Act, or, in the alternative, to divest itself of sufficient investment securities and/or to acquire sufficient non-investment assets so as not to be regarded as an investment company under the Act. If the Company elects to register as a closed-end investment company under the Act, a number of significant requirements will be imposed upon the Company, including limits on the values of its investment securities as a percentage of its total assets, the make up of its board of directors and transactions with affiliates. In order to comply with the Act, the Company may need to acquire additional operating assets that would have a material effect on the Company’s operations. There can be no assurance that the Company could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in the Company issuing additional shares that may dilute the equity of the Company’s existing stockholders, and/or result in the Company incurring additional indebtedness, which could have a material impact on the Company’s balance sheet and results of operations. Were the Company to acquire any additional businesses, there would be the additional risk that the Company’s acquired and previously-existing businesses could be disrupted while the Company attempted to integrate the acquired business, as well as risks associated with the Company attempting to manage a new business with which it was not familiar. Any of the above risks could result in a material adverse effect on the Company’s results of operations and financial condition.

Item 2. Description of Property.

The Company's principal executive offices are now located at 720 Fifth Avenue, 10th Floor New York, NY 10019. The Company is utilizing office space of its Chairman at a minimal cost to the Company until an acquisition or business transaction is consummated. The amount of office space currently utilized by the Company is insignificant.

Item 3. Legal Proceedings.

The Company and its various subsidiaries and operating units are from time to time involved in ordinary and routine litigation.

CineBlast Litigation

In January 2003 the principals of CineBlast, Raymond DeMarco, Michael Morley and Gil Holland filed an action in New York State Supreme Court, New York County (Index # 100192/03) against the Company and DCDC (Delaware). In July, 2003 the parties executed a Settlement Agreement and a Stipulation of Discontinuance. In early 2006, the Company was unable to adhere to the settlement agreement.

On February 21, 2006 the principals of CineBlast filed a legal action seeking payment of the outstanding balances ($103,350), plus the amount of the debt reduced by the formula ($21,400), and legal fees. On April 25, 2006 the court dismissed the action against the Company. On August 7, 2006 the court denied the Plaintiff’s motion to reargue. In September 2006 the Company received notice that it was served with another legal action from the principals of CineBlast. On November 15, 2006 the parties entered into a settlement agreement to satisfy the remaining liability over a period of approximately six months. As of the filing date, the matter is settled and there are no further obligations to the principals of CineBlast.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The following table sets forth the high and low prices for the periods indicated as reported by the National Daily Quotation Service, Inc. between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. On May 30, 2007 the closing bid price was $.12 /share.

2004 Fiscal Year
First Quarter	$.220	$.080
Second Quarter	$.180	$.100
Third Quarter	$.200	$.105
Fourth Quarter	$.240	$.150

2005 Fiscal Year
First Quarter	$.18	$.08
Second Quarter	$.14	$.04
Third Quarter	$.18	$.09
Fourth Quarter	$.15	$.09

The following table sets forth the high and low prices for the periods indicated

2006 Fiscal Year
First Quarter	$.19	$.11
Second Quarter	$.15	$.07
Third Quarter	$.19	$.19
Fourth Quarter	$.38	$.15

2007 Fiscal Year
First Quarter	$.38	$.13
Second Quarter	$.14	$.07
Third Quarter	$.23	$.10

The Common Stock was recorded on the OTC Bulletin Board with the symbol DCDC. In November 2001, the Company's stock was delisted from the OTC Bulletin Board due to its failure to timely file its Form 10-KSB with the Securities and Exchange Commission. The stock is traded on the Pink Sheets. On May 30, 2007 the number of record holders of the Company's Common Stock was 491.

Dividends

In November and December 1997, the Company consummated a private placement with respect to equity units consisting of shares of its Series C Preferred Stock and warrants to purchase shares of common stock for aggregate proceeds of $990,000. The Company sold 9,900 shares of Series C Preferred Stock with warrants to purchase 148,500 shares of common stock attached. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100/share plus accrued and unpaid dividends, at any time. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semi-annually, if and when the Board declares a dividend. On September 28, 1998, the Company sold 4,000 shares of Series D Preferred Stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $400,000. The preferred stock is convertible into 400,000 shares of common stock. The holders of the preferred stock are entitled to a cumulative dividend of 15% per annum, payable semi annually, if and when the Board declares a dividend. To date, the Company has not paid any dividends on its Common Stock or Preferred Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Series A and Series C Preferred Stock. The amount of accumulated and unpaid dividends on the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock was approximately $1,071,000 as of June 30, 2005.

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

Results of Operations Fiscal 2005 and Fiscal 2004

The Company had no operating revenues in fiscal years 2005 and 2004. General and administrative expenses increased by $842,000 from $154,300 principally due to stock based compensation and expenses, reflecting issuances of stock options with exercise prices below current market prices. Total Other Expense declined $111,800 from fiscal 2004 to $45,400 principally due to gains on sales of securities and also due to a settlement with former employees. The net effect of the aforementioned resulted in a net loss of $1.0 million in the 2005 fiscal year compared to $311,500 for the 2004 fiscal year.

Results of Operations Fiscal 2004 and Fiscal 2003

The Company had no revenues in fiscal year 2004 compared to $6,100 in fiscal 2003. General and administrative expenses declined $271,200 or 64% to $154,300 as management continued to reduce overhead, including legal and other professional expenses. Other, Net Expenses declined $646,700 from fiscal 2003 to $157,200, principally due to a non- recurring charge of $359,600 in 2003 related to a settlement with former employees and also due to reduced interest charges related to stock warrants issued in the 2003 fiscal period. The net effect of the aforementioned resulted in a net loss of $311,500 for the 2004 fiscal year as compared to a net loss of $1,223,300 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current liabilities exceeded its current assets by $314,100 at June 30, 2005, compared to current assets exceeding its current liabilities by $1.4 million at June 30, 2004. The change in working capital is principally due to all of the Company’s indebtedness becoming currently due as of June 30, 2005 and the restriction on the marketability of the Company’s holdings in Broadcaster, Inc. pursuant to the execution of a Lock-Up Agreement with Broadcaster. (See “Subsequent Events” in the Footnotes to Consolidated Financial Statements. ) The Company had cash or cash equivalents of $111,500 and $5,100 at June 30, 2005 and 2004, respectively. Marketable securities had a market value of approximately $1.1 million and $1.9 million at June 30, 2005 and June 30, 2004, respectively; this decrease is principally due to the reclassification to long term investments of certain Broadcaster common shares pursuant to the Lock-Up Agreement with Broadcaster. Other assets decreased approximately $400,000 due principally to the decrease in market value of the Company’s holdings in IMSI (n/k/a Broadcaster, Inc.), net of the increase resulting from the reclassification of certain Broadcaster common shares addressed above.

In April 2003, the Company issued $345,000 of secured promissory notes to a group of seven investors. The notes matured in August 2005 and bore interest at 10%. In addition, for each $60,000 of notes issued, the Company issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share. Approximately 373,845 shares of Broadcaster common stock currently held by the Company collateralize the promissory notes. The amount reflects the 1 for 2 reverse split of shares of Broadcaster on June 25, 2007. The proceeds of these notes were used to repay a loan to Mr. Galloway and for the Company’s working capital requirements. The warrants issued in 2003 were valued at $392,500 and charged to interest expense over the term of the notes. The holders of promissory notes have exercised 4,750,000 of the warrants associated with their notes at $0.01 per share. All but three of the noteholders representing $195,000 of principal notes extended their notes from December 31, 2005 to May 31, 2006. The same noteholders agreed to extend the maturity date to December 31, 2006, and subsequently, have agreed to further extend the maturity dates of their notes to May 31, 2007. The Company is currently negotiating with these noteholders to further extend the maturity date. Although the Company's management is confident that such extension can be obtained, there are no assurances that this will occur. Those three noteholders referred to above currently will not extend their notes and those notes are currently in default.

On September 10, 2003 the Company extended a $300,000 bridge loan to Access Propeller, LLC ("Access"). This loan was secured against all the assets of Access. Access owns 81% of Jippii (USA), (n/k/a as DownPlay, Inc). DownPlay is in the business of providing downloadable mobile entertainment to cell phones and wireless devices. The loan bore interest at 10% and matured on February 4, 2004. In addition, the loan agreement allows the Company the option to make further investments of $900,000 in the form of preferred stock to acquire a total of 50.1% of the outstanding stock of Access. On October 31, 2003 the Company’s loan was converted into 304,250 shares of Preferred Series A stock. In December 2003, the Company decided not to make a further investment in Access or its subsidiary, DownPlay, giving the Company an ownership stake in Access of approximately 12%. Due to subsequent financings by Access, and the Company’s decision not to participate in those financings, it is estimated that the Company's ownership stake has been reduced to approximately 3%.

After a review of both the recent financial history of Access and its prospects for profitability, the Company elected to provide a full allowance of its investment in Access as of June 30, 2005.

On September 18, 2003, the Company entered into a 15% one-year note (the “Note”) with IMSI whereby we borrowed $350,000. The Note was due, with interest, on September 18, 2004. 400,000 shares of IMSI (n/k/a Broadcaster) common stock currently owned by DCDC secure the Note. On September 18, 2004, the Company and IMSI entered into an amendment to the Note that extended the due date and provided for the Company to provide IMSI as additional collateral, its ownership stake in Access Propeller, LLC.

On January 5, 2005, IMSI sold and assigned the Note, which then had a principal amount of $325,000, to Multi-Mag Corporation ("Multi-Mag"). On June 5, 2005, the Company and Multi-Mag executed Amendment #2 to the promissory note. This amendment provided that DCDC pay all accrued interest due from September 19, 2004 through June 17, 2005 to MULTI-MAG no later than June 30, 2005 On June 17, 2005, the Company remitted a payment of $38,979, and the maturity date of the Note had subsequently been extended until December 31, 2005.

On December 14, 2005, the Company and Multi-Mag executed Amendment No. 3 to the Promissory Note. The amendment provided that DCDC pay all accrued interest due from June 18, 2005 through December 23, 2005. The Company remitted payment for $22,572 and the maturity date of the note was extended to May 31, 2006.

On May 31, 2006, the Company and Multi Mag executed Amendment No. 4 to the Promissory Note. This amendment provided that DCDC pay all accrued interest due from December 23, 2005 through May 31, 2006. The Company remitted a payment for $21,236 and the maturity date of the Note was extended to December 31, 2006.

On May 30, 2007, the Company and Multi-Mag executed Amendment #5 to the Promissory Note. This amendment provided that the maturity date on the Note was extended to December 31, 2007 upon the payment of accrued interest from June 1, 2006 through May 31, 2007 in the amount of $48,750 payable no later than July 15, 2007.

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

The common shares of  Broadcaster owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three-month period, a number of shares not to exceed one percent of Broadcaster then outstanding shares of common stock. So long as Broadcaster remains current in its periodic filings under the Securities Exchange Act of 1934, the maximum amount that can be sold will be the greater of one percent of the outstanding shares or the average weekly trading volume of Broadcaster common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Further, in connection with the merger with AccessMedia., the Board of Directors of the Company approved the execution of a lock-up agreement with Broadcaster, Inc. which provides that the Company may transfer up to two (2) percent of its holdings of Broadcaster in each sixty (60) day period following the Closing Date as defined in the merger agreement. The agreement expired June 2, 2007. From time to time, the Company has sold and may sell a certain amount of its holdings in Broadcaster. The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes. The Company has sold 520,000 shares of IMSI (n/k/a Broadcaster, Inc.) from June 30, 2005 to May 31, 2007 and has used the proceeds of approximately $658,000 for general working capital purposes. These shares were sold before the 1 for 2 reverse split of Broadcaster effected June 25, 2007.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in relatively few investees, principally Broadcaster, Inc. At June 30, 2005, almost 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

Item 7 Financial Statements.

The financial statements are filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants.

None

Item 8A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this quarterly report and, based on their evaluation, our principal executive and financial officers have concluded that these controls and procedures are not effective and do not meet the requirements thereof. We are, however, working diligently on having these requirements met. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Name	Age	Position

Gary Herman	42	Chairman of the Board, Chief Executive Officer, and Secretary

Skuli Thorvaldsson	65	Director, Chief Financial Officer, Treasurer

Sigurdur Jon Bjornsson	40	Former Director, Resigned April 2005

Directors

Gary Herman. Mr. Herman was elected to the Board of Directors in May 2001 and became Chairman and Chief Executive officer in January 2002. Mr. Herman is also a Managing Member of Galloway Capital Management, LLC. as well as a Managing Director with Arcadia Securities LLC., an NASD registered broker -dealer based in New York. Prior to this, from 1997 to 2002, he was an investment banker with Burnham Securities, Inc. Prior to joining Burnham, he was the managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman is currently Chairman of the Board of DataMetrics Corporation and a director of Shells Seafood Restaurant, Inc. Mr. Herman has a B.S. from the State University of New York at Albany.

Skuli Thorvaldsson. Mr. Thorvaldsson has been a member of the Board of Directors since May 1996. He became Chief Financial Officer in February 2002. Mr. Thorvaldsson is a private entrepreneur/investor. From 1980 to 2003 Mr. Thorvaldsson was the Chief Executive Officer of the Hotel Holt in Reykjavík, Iceland. He is a director of Allied Resource Corporation, an advanced technology industrial service company based in Wayne, PA; as well as a director of Holt Holdings s.a., a Luxembourg-based investment company. Mr. Thorvaldsson graduated from the Commercial Collage of Iceland and the University of Barcelona and holds a law degree from the University of Iceland.

Sigurdur Jon Bjornsson. Mr. Bjornsson had been a director of the Company since March 2000. Until recently, Mr. Bjornsson served as the President and CEO of Framtak Investment Bank, Inc., an Icelandic based firm specializing in venture investments. Mr. Bjornsson also serves on the boards of several European companies including: Icebird Airline, Scandinavian Pizza Company "DOMINOS", New Industries, and Betware.com (chairman), Ltd. Mr. Bjornsson is a graduate of the University of Iceland with a BS in Business Finance. Mr. Bjornsson resigned from the board of the Company in April 2005. He had no disagreements with the directors of the Company.

Each Director is elected to serve until the Company's next annual meeting of shareholders and until his successor is duly elected and qualified.

There are no agreements with respect to the election of directors. Executive officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.

The Company has adopted a Code of Ethics, which is administered by the Board of Directors. A copy is available upon request from the Company. Beneficial Ownership Reporting Compliance

Section 16 A (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal year ended June 30, 2005 all filing requirements were met.

Item 10. Executive Compensation.

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2005; 2004; and 2003.

(a) Summary Compensation Table

		Awards	Payouts		Payouts	Long term Compensation
Name and Principal Position	Year	Compensation	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Gary Herman Chairman & CEO	2005	$79,850 *	0	0	0	1,750,000	0	0
	2004	$34,750 *	-0-	-0-	0	0	0	0
	2003	$21,700 *	0	-0-	-0-	-0-	-0-	-0-

Skuli Thorvaldsson CFO	2005	-0-	0	0	0	1,250,000	0	0
	2004	-0-	0	0	0	0	0	0
	2003	-0-	0	0	0	0	0	0

* The compensation listed above is in the form of consulting payments to GH Ventures, LLC, Mr. Gary Herman or a related entity and Skuli Thorvaldsson.

Executive Compensation

GH Ventures LLC, an entity of which Gary Herman is the sole member, provides services as the Company's Chairman, Chief Executive Officer, Secretary and Management Consultant. Due to the limited available working capital of the Company, he has received minor compensation since taking office in January 2002. Although Mr. Herman does not receive any recurring compensation, he is compensated from time to time for his services and as funds are available. In the future, Messrs. Herman and Thorvaldsson will be paid pursuant to a compensation agreement approved by the Board of Directors.

Skuli Thorvaldsson is the Company's Chief Financial Officer. He has received no cash compensation for his services as Chief Financial Officer or as a consultant to the Company, since taking office in February 2002 due to the Company’s lack of working capital.

In October 2005, the Company awarded to each of its current directors, Gary Herman and Skuli Thorvaldsson, as well as to a former director and significant shareholder, Bruce Galloway, options to purchase 11,190,000 shares of common stock at exercise prices ranging from of $.01 per share to $ .1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $1,246,500 and charged to earnings in the fiscal year ended June 30, 2006.. The Company’s Board of Directors has approved this compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson contingent upon the receipt of a fairness opinion from an independent advisory firm, which has not yet been approved by the Board. Further, the Company finalized compensation agreements for Messrs. Herman and Thorvaldsson which include amounts to be paid for past services to the Company for the calendar years 2002, 2003, 2004, 2005 and 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of November 8, 2006, with respect to officers, directors and persons who are known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Shareholder	Shares	Percentage
Bruce R. Galloway (1)	10,970,566	20.37
Skuli Thorvaldsson (2)	1,650,000	3.04
Gary Herman (3)	2,355,000	8.68
Officers and Directors as a group	4,005,000	11.57
Total Outstanding shares	53,864,165

(1) Includes
(i)
2,898,000 shares held by an investment fund, Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”) which is managed by Galloway Capital Management, LLC. Mr. Galloway, a managing member of Galloway Capital Management, LLC disclaims beneficial ownership of the shares held by STEP except to the extent of being a limited partner in STEP. Mr. Galloway, along with Mr. Gary Herman, also a member of Galloway Capital Management, LLC, has the discretion to vote and sell all of these shares;

(ii)	4,513,701 shares of common stock owned by Mr. Galloway individually;
(iii)	1,947,361 held by Mr. Galloway’s Individual Retirement Account;
(iv)	1,040,404 shares owned by Jacombs Investments, Ltd for which Mr. Galloway has the power to vote and dispose such shares;
(v)
47,500 shares of common stock held by RexonGalloway Capital Growth, LLC an investment company in which Mr. Galloway is a member and for which Mr. Galloway retains full investment and voting discretion; and

(vi)	523,600 shares held by Mr. Galloway’s children for which he has the power to vote and dispose.

(2) Gives effect to the conversion of 400,000 shares of Series D Preferred Stock into 400,000 shares of Common Stock for no additional consideration.

(3) Includes options to purchase 1,750,000 shares of Common Stock at an exercise price of $.01 per share through June 2015. Also includes 2,898,000 shares held by an investment fund Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”) which is managed by Galloway Capital Management, LLC. Mr. Herman, a managing member of Galloway Capital Management, LLC disclaims beneficial ownership of the shares held by STEP except to the extent of being a limited partner in STEP. Mr. Herman, along with Mr. Bruce Galloway, also a member of Galloway Capital Management, LLC, has the discretion to vote and sell all of these share.

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Report

(a)	Exhibits
3.1.1	Certificate of Incorporation. (1)
3.1.2	Agreement and Plan of Reorganization and First Addendum dated December 5, 1983. (1)
3.1.3	Certificate of Merger dated January 23, 1984. (1)
3.1.4	Articles of Merger dated January 27, 1984. (1)
3.1.5	Articles of Amendment to Articles of Incorporation dated January 27, 1984. (1)
3.1.6	Amendment to Articles of Incorporation dated January 27, 1986. (1)
3.1.7	Articles of Amendment to Articles of Incorporation dated June 28, 1996. (1)
3.1.8	Articles of Amendment to Articles of Incorporation dated July 31, 2000. (3)
3.2	Bylaws. (1)
4.2	Certificate of Designation of Series A Preferred Stock. (1)
4.10	Certificate of Designation of Series B Preferred Stock. (1)
4.4	Certificate of Designation of Series C Preferred Stock of Warrant to Burnham Securities Inc. (1)
4.5	Certificate of Designation of Series D Preferred Stock. (1)
10.11	Form of Warrant exercisable at $1.51 per share. (1)

10.12	Form of Warrant to Burnham Securities Inc. (1)
10.13	Form of Stock Option to Employees. (1)
10.18	Form of agreement with holders of Series a Preferred Stock. (1)
10.25.	Agreement and Plan of Merger between the Company and IMSI (n/k/a Broadcaster, Inc.). dated August 31, 2001.(4)
10.26	Loan Purchase Agreement between the Company and Union Bank of California dated August 22, 2001. (4)
10.29	Option Agreement with Martin Wade dated June 1, 2001.
10.30	Memorandum of Agreement between the Company, Ralph Sorrentino and RJS Consulting Corp. dated October 30, 2001.
10.31	Purchase Agreement between ATI (Delaware) and PAT Franchise dated February 28, 2002. (5)
10.32	Common Stock Purchase Agreement among the Company, DCDC (Delaware) and PAT Services, dated February 28, 2002. (4)
10.33	Guaranty and security Agreement between PAT Franchise and the Company dated February 28, 2002. (5)
10.34	Pledge Agreement between PAT Services and the Company dated February 28, 2002. (5)
10.35	Amended and Restated Senior Secured Promissory Note in favor of the Company dated February 28, 2002. (5)
10.36	Promissory Note Conversion and General Release dated February 28, 2002 between the Company and IMSI (n/k/a BCSR) (5)
10.37	Sale Agreement between International Microcomputer Software, Inc. and the Company dated November, 2001_for the sale of Keynomics, Inc. (7)
10.38	Note Purchase Agreement between the Company and KGS Holdings, Ltd. dated June, 2002.
10.39	Settlement Agreement between the Company and Ralph Sorrentino dated January, 2003. (7)
10.40	Settlement Agreement between the Company and Raymond DeMarco, Michael Morley and Gil Holland dated March, 2003. (7)
10.42	Promissory Note in favor of IMSI (n/k/a BCSR) dated September 18, 2003. (6)
10.43	Promissory Note issued by Access Propeller, LLC in favor of the Company dated September, 2003. (6)
10.44	Amendment No.1 to the Promissory Note in favor of IMSI (n/k/a BCSR) dated September 18, 2004. (6)
10.45	Assignment Agreement of the Promissory Note between the Company, International Microcomputer Software, Inc. and Multi Magi Corporation dated as of February 3, 2005. (7)
10.46	Amendment No.2 to the Promissory Note in favor of Multi Mag dated June 5, 2005. (7)
10.47	Code of Ethics (8)
10.48	Amendment No. 3 to the Promissory Note in favor of Multi Mag dated December 14, 2005.
10.49	Amendment No. 4 to the Promissory Note in favor of Multi Mag dated May 31, 2006.
10.50	Amendment No. 5 to the Promissory Note in favor of Multi Mag dated May 30, 2007.

List of Subsidiaries (3)

1	Previously Filed with Form 10-SB Declared Effective on August 12, 1997
2	Previously filed with Form 10-KSB for the year ended June 30, 1999
3	Previously filed with Form 10-KSB for the year ended June 30, 2000
4	Previously filed with Form 8-K filed on September 19, 2001
5	Previously filed with Form 8-K filed on March 15, 2002
6	Previously filed with Form 8-K filed on October 20, 2004
7	Previously filed with Form 10-KSB for the year ended June 30, 2002
8	Previously filed with Form 10-KSB for the year ended June 30, 2004

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Miller, Ellin & Company, LLP for the audit of our annual financial statements and fees for other services for the years ended June 30, 2005 and 2004:
	2005	2004

Audit fees: (1)	$36,000	$84,000

Audit related fees: (2)	None	None

Tax fees: (3)	None	None

All other fees: (4)	None	None

Total	$36,000	$84,000

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

We do not currently have an Audit Committee and all actions that would otherwise be handled by the Audit Committee are undertaken by our full Board of Directors. If and when we find a suitable merger candidate and we successfully enter into a merger transaction whereby a company with assets and operations survives, we intend to establish an Audit Committee that fulfills the independent and other requirements promulgated by the SEC. However, recognizing the SEC policies regarding auditor independence, our Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to our Board of Directors for approval.

1.    Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.    Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.    Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.    Other Fees are those associated with services not captured in the other categories.

Prior to engagement, our Board of Directors pre-approves these services by category of service. The fees are budgeted and our Board of Directors requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, our Board of Directors requires specific pre-approval before engaging the independent auditor.

Our Board of Directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to our Board of Directors at its next scheduled meeting.

Our Board of Directors pre-approved the retention of Miller, Ellin & Company, LLP for all audit, audit-related and tax services during fiscal 2005 and 2004.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DEVELOPMENT CORPORATION (Registrant)

Date: June 29, 2007

By: /s/ Gary Herman

Gary Herman, Chairman and CEO June 29, 2007

By: /s/ Skuli Thorvaldsson

Skuli Thorvaldsson, Chief Financial Officer  June 29, 2007

Digital Creative Development Corporation Index to Consolidated Financial Statements

Report of independent accounting firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders Digital Creative Development Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Digital Creative Development Corporation & Subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Creative Development Corporation and Subsidiary as of June 30, 2005 and 2004, and the result of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MILLER, ELLIN & COMPANY, LLP CERTIFIED PUBLIC ACCOUNTANTS

New York, New York May 9, 2007

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND 2004

	2005	2004
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$111.5	$5.1
Marketable securities	1,120.1	1,905.3
TOTAL CURRENT ASSETS	1,231.6	1,910.4
.
OTHER ASSETS
Marketable securities and non-marketable securities and advances, net of $ 300,000
at June 30,2005	7,834.8	8,155.9

TOTAL ASSETS	$9,066.4	$10,066.3

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other liabilities	$607.1	$264.8
Current portion of notes payable--related parties	938.6	240.1
TOTAL CURRENT LIABILITIES	1,545.7	504.9

NOTES PAYABLE - RELATED PARTIES
NET OF CURRENT MATURITIES	-	724.8
TOTAL LIABILITIES	1,545.7	1,229.7

STOCKHOLDERS' EQUITY
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $ 1 ;2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $ 100 ;9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $ 100 ;4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued
and Outstanding: 51,649,165 Shares at June 30,2005 and 2004	516.5	516.5
Additional paid in capital	38,364.9	37,916.9
Accumulated other comprehensive income	5,587.6	6,309.7
Accumulated deficit	(38,203.2)	(37,161.4)
TOTAL STOCKHOLDERS' EQUITY	7,520.7	8,836.6

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,066.4	$10,066.3

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004
	(in thousands)
TOTAL REVENUE
Dividend interest income, and other income	$-	$-

OPERATING EXPENSES
General and administrative expenses	996.4	154.3

(LOSS) FROM OPERATIONS	(996.4)	(154.3)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(134.1)	(49.1)
Realized gains (losses) net of unrealized gain on investments	367.3	(108.1)
Impairment of investments	(300.0)	-
Settlement of litigation with former employees	21.4	-
TOTAL OTHER INCOME (EXPENSE)	(45.4)	(157.2)

NET LOSS	(1,041.8)	(311.5)

UNDECLARED PREFERRED STOCK DIVIDENDS	(145.5)	(145.5)

Net Loss available to common shareholders	$(1,187.3)	$(457.0)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	51,649.2	51,357.5

NET INCOME (LOSS)	$(1,041.8)	$(311.5)
Other comprehensive operations
Gain (Loss) on marketable securities	(722.1)	4,380.7
Comprehensive net income (loss)	$(1,763.9)	$4,069.2

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2003	$2.2	$852.7	$400.0	$476.5	$37,916.9	$1,929.0	$(36,849.9)	$4,727.4

Exercise of warrants				40.0				40.0

Unrealized gain on investments						4,380.7		4,380.7

Net loss							(311.5)	(311.5)

Balance at June 30, 2004	$2.2	$852.7	$400.0	$516.5	$37,916.9	$6,309.7	$(37,161.4)	$8,836.6

Unrealized loss on investments						(722.1)		(722.1)

Interest and compensation charges for issuance of
stock options and warrants					448.0			448.0

Net loss							(1,041.8)	(1,041.8)

Balance at June 30, 2005	$2.2	$852.7	$400.0	$516.5	$38,364.9	$5,587.6	$(38,203.2)	$7,520.7

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(1,041.8)	$(311.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	16.1	96.9
Realized (gain) loss on investments	(21.8)	15.0
Stock based compensation	448.0	-
Gain realized on settlement of litigation with former employees	(21.4)	-
Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	310.2	47.1

NET CASH USED IN OPERATING ACTIVITIES	(310.7)	(152.5)

CASH FLOWS FROM INVESTING ACTIVITES:
Sale of investments	1,425.7	69.0
Purchase of investments	(987.6)	(300.0)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	438.1	(231.0)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of common stock	-	40.0
Proceeds from issuance of notes payable—related parties	-	376.1
Payments of note payable to related parties	(21.0)	(28.5)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(21.0)	387.6

NET CHANGE IN CASH AND CASH EQUIVALENTS	$106.4	$4.1

CASH AND EQUIVALENTS, beginning of year	5.1	1.0

CASH AND EQUIVALENTS, end of year	$111.5	$5.1

Supplemental disclosure of noncash transactions:

Conversion of loan receivable into 304,250 shares of preferred stock	$-	$300.0

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"), Digital Creative Development Company (Delaware). All significant inter-company accounts and transactions have been eliminated in consolidation.

ORGANIZATION

Digital Creative Development Corporation (the "Company" or "Digital") was originally founded in 1969 as Arthur Treacher's Fish & Chips, Inc., a Delaware corporation. In 1979, Mrs. Paul's, Inc, ("Mrs. Paul's") purchased Arthur Treacher’s Fish & Chips, Inc. In 1982, Lumara Foods of America, Inc. ("Lumara") acquired the assets of Arthur Treacher's Fish & Chips, Inc. from Mrs. Paul's. Lumara sought bankruptcy protection in 1983. In December 1983, Arthur Treacher's Inc., an Ohio corporation, entered into an agreement to purchase the assets of Lumara, during Chapter XI bankruptcy proceedings. In February 1984, Arthur Treacher's Inc., merged into El Charro, Inc., a Utah corporation, which consummated the acquisition of the assets of Lumara and changed its name to Arthur Treacher's, Inc. On May 31, 1996, an investor group organized by Mr. Bruce Galloway, the former chairman of the board, acquired control of the Company. In February 2000, the Company formed a subsidiary, Digital Creative Development Corporation, a Delaware corporation ("DCDC (Delaware)"), for the purpose of acquiring and investing in entities engaged in the creation of software and traditional entertainment content. In March 2000, Digital formed the subsidiary, Arthur Treacher's, Inc., a Delaware corporation ("ATI (Delaware)") to own and operate the restaurant business. In August 2000, Digital, a Utah corporation, changed its name from Arthur Treacher's, Inc. to Digital Creative Development Corporation.

The Company owned, operated and franchised quick-service restaurants under the names "Arthur Treacher's Fish & Chips" and "'Pudgie's Famous Chicken". In addition, the Company acquired and made investments in traditional entertainment content entities and invested and formed joint ventures with Web design, Web consulting and other companies that create and transmit digital broadband content.

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
June 30, 2005 and 2004

On February 28, 2002, the Company sold its 80% interest in ATI (Delaware).

The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through the investment in International Microcomputer Software, Inc.(“IMSI”), (n/k/a Broadcaster, Inc). Since 1982, IMSI (n/k/a Broadcaster, Inc.) had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. On June 2, 2006 IMSI closed its acquisition of AccessMedia Networks, Inc. The combined company operates under the name Broadcaster, Inc., and expects to globally launch an Internet entertainment network (See “Subsequent Events”).

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company continually evaluates the fair value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure -an amendment of SFAS No. 123." SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 123. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amended the manner by which a company accounts for the transition to the fair value based method recommended by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method recommended by SFAS No. 123 to effect a change in accounting for stock-based employee compensation.

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments in interest bearing accounts, securities and other investments with an original maturity of three months or less to be a cash equivalent.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accountings Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined what the effect, if any, will be on the Company's financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

INVESTMENTS

Investments in marketable securities are carried at fair market value and classified as available for sale. Investments in non-marketable debt securities are carried at cost or fair value as determined by management.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

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

PER SHARE DATA

Net income or loss per share of common stock is computed based upon the weighted-average number of common shares and potential common shares outstanding during the year.

CONCENTRATIONS AND CREDIT RISK

The Company maintains cash balances in banks and money market accounts, which, at times, may exceed the limits of amounts insured by the Federal Deposit Insurance Corporation (FDIC); however, because deposits are maintained at high quality financial institutions, management does not believe that there is a significant risk of loss of uninsured amounts.

2. INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at June 30, 2005 and 2004, as follows:

	June 30, 2005	June 30, 2004
Marketable Securities-current:
Broadcaster, Inc., (formerly IMSI)	$679,200	$679,200
Other marketable securities	87,600	216,000
	766,800	895,200
Unrealized gain on marketable securities	1,161,800	1,010,100
Total	$1,928,600	$1,905,300

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

Marketable Securities - non-current:
Broadcaster, Inc.(formerly IMSI)	$2,597,200	$2,800,900
Access Propeller Holdings, Inc.	300,000	300,000
	2,897,200	3,100,900
Unrealized gain on marketable securities	4,429,100	5,055,000
Less: allowance for impairments	(300,000)	-0-
Total	$7,026,300	$8,155,900

The table above excludes $3,560,000 of investments formally written off in June 2005; these investments had previously been fully reserved as the result of the recording of an impairment loss because the Company had concluded that recoverability of its investments in such entities was unlikely and improbable based upon its review of the current financial status of each entity. The shares of Broadcaster, Inc. owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of Broadcaster, Inc.'s then outstanding shares of common stock. In the event that Broadcaster, Inc. becomes listed on the NASDAQ or on a national securities exchange, the maximum amount that can be sold will be the greater of one percent of the outstanding shares and the average weekly trading volume of Broadcaster, Inc.'s common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Further, in connection with the merger with AccessMedia Networks, Inc., the Board of Directors of Broadcaster, Inc. approved the execution of a Lock-Up Agreement which provides that the Company may transfer up to two (2) percent of its holdings of Broadcaster in each sixty (60) day period following the Closing Date as defined in the merger agreement. That agreement expired June 2,2007. Since these shares are restricted, the shares, which can be sold within one year, are shown as a current asset and the balance of the shares are shown in other assets on the balance sheet. A total of 200,000 shares of Broadcaster, Inc. common stock secures the Company's 15% $325,000 Promissory Note which Broadcaster, Inc. sold to Multi Mag Corporation in January 2005 and approximately 373,845 shares of Broadcaster, Inc. common stock secure the $345,000 Notes to investors. The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected at June 30, 2007.

On September 18, 2003 the Company extended a bridge loan to Access Propeller Holdings Inc. (“Access”) in the sum of $300,000. All the assets of Access secure this loan. Access owns 81% of Jippii (USA), n/k/a as DownPlay, Inc. DownPlay is in the business of providing downloadable mobile entertainment to cell phones and wireless devices. In addition, the loan allows the Company the option to convert and make a further investment of $900,000 in the form of preferred stock to acquire a total of 51.1% of Access. On October 31, 2003 the Company converted its loan to 304,250 shares of Preferred Series A stock. In December 2003, the Company decided not to make a further investment in Access or its subsidiary, DownPlay. As of the date of this filing, the ownership stake in Access is approximately 3%, resulting principally from the Company’s decision not to participate in subsequent rounds of financing of Access. After reviewing the most recent financial history of Access and the prospective earnings and liquidity situation, it was decided to record a full allowance of the Company’s investment in Access. Therefore, effective June 30, 2005, the Company recorded an impairment loss for the total amount of its investment in Access.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

4. NOTES PAYABLE -RELATED PARTIES

At June 30, 2005 and 2004, the Company’s long term debt consisted of the following:

	June 30, 2005	June 30, 2004
Secured Promissory Note with Interest at 15%	$325,000	$350,000
$345,000 Secured Promissory Notes with Interest at 10%, net of discount	345,000	328,800
Notes payable to certain former executives	115,000	111,100
Debt due to former employees in conjunction with settlement agreement	153,600	175,000

Total	938,600	964,900
Less: Current portion	938,600	240,100
	$-0-	$724,800

In December 2001, Martin Wade, the Company’s former CEO, lent the Company $50,000 bearing interest at 12%, and due on December 31, 2001. As additional consideration for the loan, Mr. Wade was issued warrants to purchase 500,000 shares of common stock of the Company at $0.01 per share, which was valued at $53,900 and included as interest expense. On July 1, 2005, the maturity date of this loan was extended to December 31, 2005. On January 23, 2007, Mr. Wade agreed to extend the maturity date of this note to May 31 ,2007. The Company's management is confident that future extensions, if necessary can be obtained, but there can be no assurance that the Company will be able to obtain these extensions, if needed.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

In November 2001, Mr. Bernstein, the former President of the Company's Restaurant Division advanced the Company $50,000 bearing interest at 12%. The Company made periodic payments on this debt, totaling approximately $21,500 leaving approximately $36,000, which included certain other indebtedness. In May 2004, Gary Herman and Bruce Galloway satisfied the remaining obligation to Mr. Bernstein on behalf of the Company. Mr. Herman and Mr. Galloway equally assumed the balance of the note, and on December 14, 2006 the Company and,Messrs. Galloway and Herman extended the maturity date of the note to May 31 ,2007. The Company's management is confident that future extensions, if necessary, can be obtained, but there can be no assurance of this.

Throughout the period from July 1, 2001 through June 30, 2005, Mr. Bruce Galloway, the Company's former chairman, and Gary Herman had advanced monies at 10% to allow the company to satisfy operating expenses.

The amounts outstanding to both Mr. Galloway and Mr. Herman totaled $51,000, before accrued interest, at June 30, 2005 and 2004. The due dates of all of these related party notes to current and former directors have been extended to May 31, 2007. Subsequently, from July 1, 2005 to the present, the Company has needed to borrow funds from Mr. Herman and GH Ventures LLC to satisfy occasional cash shortfalls. These funds have amounted to a total of $56,700 with varying interest rates from 8% to 10%. A total of $33,600 of these funds have been repaid.

On September 18, 2003, the Company entered into a 15% one-year note with IMSI (n/k/a Broadcaster Inc.) whereby we borrowed $350,000. The note was due, with interest, on September 18, 2004. In addition, 200,000 shares of IMSI (n/k/a Broadcaster) common stock currently owned by the Company secure this note. The agreement provided that the Company not sell any of its holdings in Broadcaster common stock with the exception of private sales of Broadcaster common stock, until February 15, 2004. Concurrent with this note on February 25, 2003, the Company repaid Broadcaster the entire principal portion of a $50,000 note. That note was unsecured and bore interest at 4%. The shares reflect the 1 for 2 stock split of Broadcaster's shares effected June 30, 2007.

On September 18, 2004, the Company and IMSI (n/k/a Broadcaster Inc.) entered into an amendment to the Note. The amendment provides for the extension of the maturity date to May 31, 2005 as well as the payment of accrued interest by October 31, 2004 in the sum of $52,000. In addition, the Company provided IMSI (n/k/a Broadcaster Inc.) as additional collateral, its ownership stake in Access Propeller, LLC. Further, the Company made a principal payment of $25,000 on September 30, 2004, reducing the principal amount of the Note to $325,000.

On January 31, 2005, IMSI (n/k/a Broadcaster Inc.)  sold and assigned the Note to Multi-Mag Corporation ("Multi-Mag"). On May 31, 2005, the Company and Multi-Mag executed Amendment #2 to the Promissory Note. This amendment provided that the Company pays all accrued interest due from September 19, 2004 through May 31, 2005 under the Note to Multi-Mag no later than June 30, 2005. On June 17, 2005 the Company remitted this payment of $38,979.

On December 14, 2005, the Company and Multi-Mag executed Amendment #3 to the Note This amendment provided that the Note was extended to May 31, 2006 upon the payment of accrued interest from June 18, 2005 through December 23, 2005 in the amount of $22,572.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

On May 31, 2006, the Company and Multi-Mag executed Amendment #4 to the Note. This amendment provided that the maturity date on the Note was extended to December 31, 2006 upon the payment of accrued interest from December 23, 2005 through May 31, 2006 in the amount of $21,263.

On May 30, 2007, the Company and Multi-Mag executed Amendment # 5 to the Note. This amendment provided the maturity date on the Note was extended to December 31, 2007 upon the payment of accrued interest from June 1, 2006 through May 31, 2007 in the amount of $48,750 payable no later than July 15, 2007.

In April 2003 the Company issued $345,000 of secured promissory notes to a group of seven investors. The notes matured in August 2005 and bore interest at 10%. In addition, for each $60,000 of notes issued, the Company issued a warrant to purchase 1,000,000 shares of stock at an exercise price of $.01 per share. A total of 5,750,000 warrants were exercised at a price of $.01 per share. These warrants were valued at $392,500 and charged to interest expense. The notes are collateralized by 1,026,785 shares of Broadcaster, Inc. (formerly IMSI) common stock currently held by the Company. The proceeds of this offering were used to repay a $300,000 loan due to Mr. Galloway and for the Company’s working capital requirements.  The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected June 25, 2007.

The number of shares of Broadcaster, Inc. Common Stock pledged as Collateral was subject to adjustment one year after the initial closing date based on the 30-day trailing average of the bid prices of shares of Common Stock of Broadcaster, Inc. as listed on the OTC Bulletin Board or such other exchange as such shares are then listed upon. As such, the number of shares that are subject to the pledge agreement as of June 2004 and June 2005 are 373,845 shares. The shares reflect the 2 for 1 reverse stock split of Broadcaster's shares effected June 25, 2007.

All but three of the noteholders whose notes total $195,000 have extended their notes from December 31, 2005 to May 31, 2006. Additionally in May 2006 the same group of investors agreed to further extend the maturity dates of their notes to December 31, 2006. Subsequently, these noteholders have agreed to further extend the maturity dates of their notes to May 31, 2007. The Company is currently negotiating with these noteholders to further extend the maturity date. Although the Company's management is confident that such extension can be obtained, there are no assurances that this will occur.

On July 10, 2006, the Company, in a private placement transaction, borrowed $90,000 from an unrelated party, the proceeds of which were used to satisfy a liability of the Company. The Note with the unrelated party bears interest at 12% and was due July 31, 2006. During November and December 2006, the Company repaid $27,650 representing a partial payment of the principal and interest due. On December 21, 2006 the maturity date of the note was extended to January 31, 2007. On March 14, 2007, the remaining principal balance of $65,000 and accrued interest of $3.750 was paid, retiring the liability.

In connection with the issuance of the notes to Martin Wade, Bruce Galloway and the secured promissory notes, the Company also issued detachable stock purchase warrants to purchase 8,250,000 shares of common stock exercisable at $.01 per share. The warrants expire in 2011 and 2012. Based on the relative fair values, the Company has attributed $230,000 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital and as a discount to the notes. The resulting discount on the notes is being amortized over the notes' initial term as a charge to interest expense.

The Company considers the carrying value of its notes payable to be a reasonable estimation of its fair value based on the current market rates available to the Company for debt of the same remaining maturities.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

Related interest expense, including those charges associated with the issuance of warrants, approximated $485,000 and $194,000 for the years ended June 30, 2005 and 2004, respectively.

5. INCOME TAXES

For the years ended June 30, 2005 and 2004, a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

	2005	2004
Federal statutory rate	34%	34%
Valuation allowance on net operating loss carryforwards, and investment
write-downs	(34%)	(34%)
Effective income tax rate	-0-	-0-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company’s deferred tax assets and liabilities at June 30, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Operating loss carryforwards	$3,678,000	$2,635,000
Write-down of investments	1,424,000	1,424,000
Total Deferred Tax Asset	4,278,000	4,059,000
Valuation Allowance	(4,278,000)	(4,059,000)
	$-0-	$-0-

A full valuation allowance is provided against all deferred tax assets due to the uncertainty as to their future realization.

Deferred taxes were not provided on accumulated other comprehensive income as management expects that the NOL will be sufficient to offset future gains.

Digital Creative Development Corporation and subsidiaries have not filed an income tax return since the year ended June 30, 2000. The draft financial statements for the year ended June 30, 2001 disclose a net

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

operating loss carryforward of approximately $32,748,000. The current tax laws as it pertains to disposal of subsidiaries that generate net operating loss carryforwards ("NOL") essentially eliminate the NOL carryforward and do not provide for a company to recognize a loss on disposition of the subsidiary for tax purposes. However, the laws do provide for the parent to reallocate the NOL based upon their basis in the Companies being disposed of. We have obtained the consolidating worksheets for the fiscal year ended June 30, 2001 and have determined that the Company's investment in its subsidiaries is as follows:

CineBlast	$3,241,250
Tune-in	679,041
Keynomics	679,042
ATI-Delaware	1,101,008
$5,700,341

Therefore, the NOL for reporting purposes will be assumed to be the $5.7 million and will be finalized when all of the corporate tax returns are completed.

As of June 30, 2005, the Company had federal net operating loss carry forwards of $9,195,000 available to offset future federal taxable income. The federal net operating loss carry-forwards expire in varying amounts through 2025.

The Company is in the process of filing its tax returns for the current and all applicable prior years.

6. PER SHARE INFORMATION

In accordance with SFAS No. 128, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents on convertible securities, options, and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 7,000,000 and 11,612,904 stock options and warrants excluded from the computation of Diluted EPS for the years ended June 30, 2005 and 2004, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

The following table sets forth the computation of basic and diluted per share information:

	June 30,
	2005	2004
	(in thousands)
Numerator:
Basic and Diluted:
Loss attributable to common shareholders	$(1,041.8)	$(311.5)
Denominator:
Weighted average common shares outstanding for basic and full dilution	51,649.2	51,357.5
Basic and Diluted Per Share Information:
Net loss	$(0.02)	$(0.01)

7. STOCK OPTIONS AND STOCK WARRANTS

During 2005, the Company granted 3,750,000 stock options, at an exercise price of $0.01 per share to certain officers and directors of the Company and to a former director in connection with past services to the Company. There were no grants during the 2004 year. Also, see “Subsequent Events” note elsewhere herein for information on options granted to officers and directors subsequent to June 30, 2005.

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

A summary of the options and warrants issued under the Plan is presented in the table below:

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding -June 30,2003	8,855,494	$.42	7,505,002	$.10
Expired	(374,165)	$.74	(373,427)	$.44
Exercised	-0-	-0-	(4,000,000)	$.01
Issued	-0-	-	-0-	--
Outstanding -June 30,2004	8,481,329	$.41	3,131,575	$.18
Expired	(6,731329)	$.47	(1,631,575)	$.34
Exercised	-0-	-	-0-	-
Issued	3,750,000	$.01	-0-	-
Outstanding -June 30,2005	5,500,000	$.0557	1,500,000	$.01

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

9. STOCKHOLDERS' EQUITY

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

GITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

In November and December 1997, the Company consummated a private placement to investors with respect to equity units consisting of shares of its Series C Preferred Stock, with warrants to purchase shares of common stock attached, for aggregate proceeds of $990,000, On November 25, 1997, the Company sold 8,100 shares of Series C Preferred Stock, with warrants to purchase 121,500 shares of common stock attached. On December 23, 1997, the Company sold 1,800 shares of Series C Preferred Stock, with warrants to purchase 27,000 shares of common stock attached. The Company allocated approximately $137,000 of the proceeds to the value of the warrants and approximately $853,000 to the value of the preferred stock. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. At June 30, 2005 and 2004, the Company had accumulated and unpaid dividends of approximately $641,100 and $555,800, respectively, on this series of preferred stock. The warrants entitle the holder to purchase one share of common stock at an exercise price of $3.125 per share of common stock. The Company utilized the proceeds for working capital needs.

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $24,900 and $24,700 for the years ended June 30, 2005 and 2004, respectively.

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock are convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock The amount of accumulated and unpaid dividends was approximately $405,000 and $345,000 at June 30, 2005 and 2004, respectively.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

For the years ended June 30, 2005 and 2004, the Company issued the following common shares:

	June 30,
	2005	2004
Exercise of stock warrants	-0-	4,000,000

10. SETTLEMENT WITH FORMER EMPLOYEES

In January 2003 the principals of CineBlast, Raymond DeMarco, Michael Morley and Gil Holland, entered an action in New York State Supreme Court, New York County (Index# 100192/03) against the Company and DCDC (Delaware), alleging among other things, breach of contract and fraud. On March 31, 2003 the parties executed a Settlement Agreement, which provided for a Mutual General Release and a Stipulation of Discontinuance. In addition, Mssrs. DeMarco, Morley and Holland each received a payment of $5,000, 80,000 restricted shares of IMSI (n/k/a Broadcaster, Inc.) and a promissory note for $58,333.33, with a two year maturity. The terms of the Note provide that if on the date of maturity, the shares of IMSI transferred to Mssrs. DeMarco, Morley and Holland are unrestricted and trading above $2.00 per share, the Company shall have no obligation to pay the notes, which shall become null and void. If on the date of maturity, the price of IMSI is below $2.00/share, the balance of the Note shall be proportionately reduced.

On April 21, 2005 the Notes Payable related to the CineBlast settlement of $175,000 became due and payable. Based upon the formula in the settlement agreement the total obligation due the principals of CineBlast is $153,600. Management of the Company had negotiated a payout of this obligation under which the amount of $153,600 will be paid over six months, beginning July 2005, without interest, as follows: $15,000 at July 1 and August 1; $30,000 at September 1, October 1 and November 1; and $33,600 at December 1, 2005. Subsequent cash payments reduced this obligation to its current amount of $103,350.

On February 21, 2006 the principals of CineBlast filed a legal action seeking payment of the outstanding balances ($103,350) owed to them, plus the amount of the  debt reduced by formula ($21,400), and legal fees. On April 25, 2006 the court dismissed the action against the Company. On August 7, 2006 the court denied the Plaintiff’s motion to reargue. In September 2006 ,the Company received notice that it was served with another legal action from the principals of CineBlast. On November 15, 2006 the parties entered into a settlement agreement to satisfy the remaining liability over a period of approximately six months. As of the filing date of this report, the matter is settled and there are no further obligations to the principals of CineBlast.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

11. SUBSEQUENT EVENTS

The Company has sold 520,000 shares of International Microcomputer Software, Inc. (n/k/a “Broadcaster, Inc.”) from June 30, 2005 to May 31, 2007 and has used the proceeds of approximately $658,000 for general working capital purposes. These shares were sold before the 2 for 1 reverse stock split of  Broadcaster shares effected June 25, 2007.

From time to time, the Company has sold and may continue to sell a certain amount of its holdings in Broadcaster, Inc.. The proceeds of these sales are anticipated to be principally used by the Company for general working capital purposes.

On occasion, from July 1, 2005 to the present, the Company has needed to borrow funds from Mr. Herman and GH Ventures LLC to satisfy occasional cash shortfalls. These funds have amounted to a total of $56,700 with varying interest rates from 8% to 10%. A total of $45,750 of these funds have been repaid.

In October, 2005, the Company awarded to each of its current directors, Gary Herman and Skuli Thorvaldsson, as well as to a former director and significant shareholder, Bruce Galloway, options to purchase 7,440,000 shares of common stock at exercise prices ranging from of $.0732 per share to $0.1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $798,500. The Company’s Board of Directors has approved this compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson upon the receipt of a fairness opinion from an independent advisory firm. Further, the Company finalized compensation agreements for Messrs. Herman and Thorvaldsson which include amounts to be paid for past services to the Company for the calendar years 2002, 2003, 2004, 2005 and 2006.

On December 16, 2005, International Microcomputer Software, Inc. (“IMSI”) (n/k/a “Broadcaster, Inc.”) filed a Form S-4 with the Securities & Exchange Commission for the proposed merger with AccessMedia Networks, Inc.  On December 14, 2005 the board of the Company approved the execution of a Voting Agreement and Irrevocable Proxy in support of the transaction.  Based on the proposed transaction, the Company's ownership stake in Broadcaster, was reduced from approximately 25% to 11% as a result of the issuance of shares of common stock of  Broadcaster to the shareholders of AccessMedia Networks. If Broadcaster achieves certain performance milestones, the shareholders of AccessMedia shall be issued additional shares of Broadcaster which shall further reduce the Company's ownership percentage. On June 2, 2006 IMSI closed its acquisition of AccessMedia Networks, Inc. An additional 29.4 million shares of common stock of Broadcaster were issued to the shareholders of Access Media and their advisor based upon reaching certain milestones. These share issuances have reduced the Company's ownership stake in Broadcaster to approximately 6.5%. The combined company operates under the name Broadcaster, Inc., and trades under the ticker symbol BCAS on the OTC Bulletin Board (OTCBB).

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

In connection with the transaction, the Board of Directors of the Company approved the execution of a Lock-Up Agreement. This lock-up agreement provided that the Company may transfer up to two (2) percent of its holdings of Broadcaster in each sixty (60) day period following the Closing Date as defined in the merger agreement. A transfer is defined as a sale, offer, pledge, contract to sell, make any short sale of, grant any option for the purchase of, or enter into any hedging or similar transaction with the same economic effect as a sale, or otherwise transfer or dispose of, directly or indirectly. The transfer provisions of the lock-up may be waived at the good faith determination of Baytree Capital Associates, LLC, the investment banking firm to Broadcaster. The agreement expired June 2, 2007. From time to time, the Company has sold and may sell a certain amount of its holdings in Broadcaster. The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes