Form 10QSB
period 2005-09-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2007-07-12
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2005

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

As of July 9, 2007, 53,864,165 shares of Common Stock, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2005

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	INTERIM FINANCIAL STATEMENTS	3

	Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and June 30, 2005	F-1

	Consolidated (Unaudited) Statements of Operations and Comprehensive Income for the three month periods ended September 30, 2005 and September 30, 2004.	F-2

	Consolidated (Unaudited) Statement of Stockholders’ Equity for the three month period ended September 30, 2005	F-3

	Consolidated Statements of Cash Flow for the three month periods ended September 30, 2005 and September 30, 2004.	F-4

	Notes to Interim Financial Statements	F-5

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	4

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6

Item 4.	CONTROLS AND PROCEDURES	6

Part II - OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	7

	Signatures.	8

	Certifications

Part I - FINANCIAL INFORMATION

Item 1.

INTERIM FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30,2005 AND JUNE 30, 2005

	September 30, 2005	June 30, 2005
	(Unaudited)	(Audited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10.8	$111.5
Marketable securities	1,018.0	1,120.1
TOTAL CURRENT ASSETS	1,028.8	1,231.6

OTHER ASSETS
Marketable securities and non-marketable securities and advances, net of
$300,000 at September 30,2005 and June 30,2005	7,611.0	7,834.8

TOTAL ASSETS	$8,639.8	$9,066.4

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other liabilities	$566.5	$607.1
Current portion of notes payable--related parties	908.7	938.6
TOTAL CURRENT LIABILITIES	1,475.2	1,545.7

NOTES PAYABLE - RELATED PARTIES
NET OF CURRENT MATURITIES	-	-
TOTAL LIABILITIES	1,475.2	1,545.7

STOCKHOLDERS' EQUITY
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $ 1 ;2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $ 100 ;9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $ 100 ;4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued
and Outstanding: 51,689,165 Shares at September 30,2005 and 51,649,165 Shares at June 30, 2005	516.9	516.5
Additional paid in capital	38,370.1	38,364.9
Accumulated other comprehensive income	5,334.4	5,587.6
Accumulated deficit	(38,311.7)	(38,203.2)
TOTAL STOCKHOLDERS' EQUITY	7,164.6	7,520.7

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,639.8	$9,066.4

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2005	2004
	(in thousands)
REVENUE
Dividend interest income, and other income	$-	$-

OPERATING EXPENSES
General and administrative expenses	87.0	139.9

(LOSS) FROM OPERATIONS	(87.0)	(139.9)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(21.5)	(40.3)
Net realized and unrealized gains on marketable securities	-	110.4

TOTAL OTHER INCOME (EXPENSE)	(21.5)	70.1

NET LOSS	$(108.5)	$(69.8)

UNDECLARED PREFERRED STOCK DIVIDENDS	(36.4)	(36.4)

Net Loss available to common shareholders	$(144.9)	$(106.2)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	51,653.5	51,649.2

BASIC AND DILUTED LOSS PER SHARE	$-	$-

NET LOSS	$(108.5)	$(69.8)
Other comprehensive operations
Unrealized gain (loss) on marketable securities	(253.2)	(2,213.3)
Comprehensive net loss	$(361.7)	$(2,283.1)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(in thousands)

						Accumulated
	Preferred Stock				Additional	Other
	Series A	Series C	Series D	Common Stock	Paid-in Capital	Comprehensive Operations	Accumulated Deficit	Total

Balance at June 30, 2005	$2.2	$852.7	$400.0	$516.5	$38,364.9	$5,587.6	$(38,203.2)	$7,520.7

Unrealized loss on investments						(253.2)		(253.2)
Issuance of common stock for services				.4	5.2		-	5.6
Net loss							(108.5)	(108.5)

Balance at September 30,2005	$2.2	$852.7	$400.0	$516.9	$38,370.1	$5,334.4	$(38,311.7)	$7,164.6

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2005	2004
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(108.5)	$(69.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	16.2
Net realized and unrealized gains on marketable securities	-	(137.9)
Issuance of common stock for services	5.6	-
Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	(40.5)	134.4

NET CASH USED IN OPERATING ACTIVITIES	(143.4)	(57.1)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments	72.7	200.0

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	72.7	200.0

CASH FLOWS FROM FINANCING ACTIVITES:

Payments of note payable	(30.0)	-
Payments of note payable to related parties	-	(25.1)

NET CASH (USED IN )PROVIDED BY FINANCING ACTIVITIES	(30.0)	(25.1)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(100.7)	$117.8

CASH AND EQUIVALENTS, beginning of period	111.5	5.1

CASH AND EQUIVALENTS, end of period	$10.8	$122.9

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2005 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

NOTE 2- PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at September 30, 2005 and June 30, 2005 is Digital Creative Development Company (Delaware). The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and had entered into the software technology industry through its investment in International Microcomputer Software, Inc. (n/k/a Broadcaster, Inc.). Broadcaster was a leading provider of stock house plans over the Internet with the largest selection of plans for consumers and builders. Broadcaster also sold a variety of related content and services over the Internet. In addition, Broadcaster was a developer and publisher of software solutions which is marketed and sold to individuals and small business users through an array of distribution channels. On June 2, 2006 IMSI (n/k/a Broadcaster, Inc.) closed its acquisition of AccessMedia Networks, Inc. The combined company operates under the name Broadcaster, Inc., and operates an Internet entertainment network (See “Subsequent Events”).

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 3- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at September 30, 2005 and June 30, 2005 as follows:

	September 30, 2005	June 30, 2005

Marketable Securities - current:
Broadcaster (formerly IMSI)	$380,400	$380,400

Other marketable securities	18,400	91,100
	398,800	471,500
Unrealized gain on marketable securities	619,200	648,600
Total	$1,018,000	$1,120,100

Marketable Securities - non-current:
Broadcaster (formerly IMSI)	$2,896,000	$2,896,000
Access Propeller Holdings , Inc.	300,000	300,000
Sub total	3,196, 000	3,196,000
Unrealized gain on marketable securities	4,715,000	4,938,800
Less: allowance for impairments	(300,000)	(300,000)
Total	$7,611,000	$7,834,800

The table above excludes $3,560,000 of investments formally written off in June 2005; these investments had previously been fully reserved as the result of the recording of an impairment loss because the Company had concluded that recoverability of its investments in such entities was unlikely and improbable based upon its review of the current financial status of each entity.

The shares of Broadcaster, Inc. owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of Broadcaster, Inc.'s then outstanding shares of common stock. In the event that Broadcaster, Inc. becomes listed on the NASDAQ or on a national securities exchange, the maximum amount that can be sold will be the greater of one percent of the outstanding shares and the average weekly trading volume of Broadcaster, Inc.'s common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Further, in connection with the merger with AccessMedia Networks, Inc., the Board of Directors of the Company approved the execution of a Lock-Up Agreement with Broadcaster which provided that the Company may transfer up to two (2%) percent of its holdings of Broadcaster in each sixty (60) day period following the Closing Date as defined in the merger agreement. That agreement expired June 2, 2007. Since these shares are restricted, the shares which can be sold within one year are shown as a current asset and the balance of the shares are shown in other assets on the balance sheet. A total of 200,000 shares of Broadcaster, Inc. common stock secures the Company's 15% $325,000 Promissory Note which Broadcaster, Inc. sold to Multi Mag Corporation in January 2005 and approximately 373,935 shares of Broadcaster, Inc. common stock secure the $345,000 Notes to investors.These shares reflect the 1 for 2 reverse stock split of Broadcaster’s shares effected on June 25, 2007.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 4- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 5-. NOTES PAYABLE - RELATED PARTIES

At September 30, 2005 and June 30, 2005 the Company’s long term debt consisted of the following:

	September 30, 2005	June 30, 2005
Secured Promissory Note with Interest at 15%	$325,000	$325,000
$345,000 Secured Promissory Notes with Interest at 10%, net of discount	345,000	345,000
Notes payable to certain former executives	115,100	115,000
Debt due to former employees in conjunction with settlement agreement	123,600	153,600

	908,700	938,600
Less: Current portion	908,700	938,600
Long-term portion	$-0-	$-0-

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

On February 21, 2006 the principals of CineBlast filed a legal action seeking payment of the outstanding balances ($103,350), plus the amount of the debt reduced by a formula in an original agreement ($21,400), and legal fees. On April 25, 2006 the court dismissed the action against the Company. On August 7, 2006 the court denied the Plaintiff’s motion to reargue. In September 2006 the Company received notice that it was served with another legal action from the principals of CineBlast. On November 15, 2006 the parties entered into a settlement agreement to satisfy the remaining liability over a period of approximately six months. As of the filing date, the matter is settled and there are no further obligations to the principals of CineBlast.

In regard to the $345,000 Secured Promissory Notes with Interest at 10%, all but three of the noteholders representing $195,000 of principal notes extended their notes from December 31, 2005 to May 31, 2006. Additionally in May 2006 the same group of investors agreed to further extend the maturity dates of their notes to December 31, 2006. Subsequently, these noteholders have agreed to further extend the maturity dates of their notes to December 31, 2007. The remaining three noteholders have not agreed to extend and those notes are now currently in default.

On December 14, 2005, the Secured Promissory Note payable to Multi-Mag was extended to May 31, 2006 upon the payment of accrued interest from June 18, 2005 thru December 23, 2005 in the amount of $22,600. On May 31, 2006, the Company and Multi-Mag executed Amendment #4 to the Note. This amendment provides that the maturity date on the Note was extended to December 31, 2006 upon the payment of accrued interest from December 23, 2005 through May 31, 2006 in the amount of $21,263. On May 30, 2007, the Company and Multi-Mag executed Amendment # 5 to the Note. This amendment extended the maturity date of the Note to December 31, 2007 upon the payment of accrued interest from June 1, 2006 through May 31, 2007 in the amount of $48,750 payable no later than July 15, 2007.

On July 10, 2006, the Company, in a private placement transaction, borrowed $90,000 from an unrelated party, the proceeds of which were used to satisfy a liability of the Company. The Note with the unrelated party bears interest at 12% and was due July 31, 2006. During November and December 2006, the Company repaid $27,650 representing a partial payment of the principal and interest due. On December 21,2006 the maturity date of the note was extended to January 31, 2007. On March 14, 2007, the remaining principal balance of $65,000 and accrued interest of $3,750 was paid, retiring the liability.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 6-- COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 7- SUBSEQUENT EVENTS

The Company has sold 520,000 shares of International Microcomputer Software, Inc. (n/k/a “Broadcaster, Inc.”) from June 30, 2005 through May 31, 2007. The proceeds of approximately $658,000 have been used for general working capital purposes. These shares were sold before the 1 for 2 stock split of Broadcaster’s shares effected on June 25, 2007. Additionally, 15,000 shares of Broadcaster were sold in July, 2007; the proceeds of approximately $36,000 were used for general working capital purposes.

From time to time, the Company may continue to sell a certain amount of its holdings in Broadcaster, Inc. The proceeds of these sales are anticipated to be principally used by the Company for general working capital purposes.

On occasion, from July1, 2005 to the present, the Company has needed to borrow funds from Mr. Herman and GH Ventures LLC, an affiliate of Mr. Herman, to satisfy occasional cash shortfalls.. These funds have amounted to a total of $56,700 with varying interest rates from 8% to 10%. A total of $45,750 of these funds have been repaid.

In October, 2005, the Company made a contingent award to each of its current directors, Gary Herman and Skuli Thorvaldsson, as well as an award to a former director and significant shareholder, Bruce Galloway, options to purchase 7,440,000 shares of common stock at exercise prices ranging from of $.0732 per share to $0.1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $798,500.

The Company’s Board of Directors has approved this compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson contingent upon the receipt of a fairness opinion from an independent advisory firm and approval of such fairness opinion by the Board of Directors. The Board of Directors has not reviewed or approved the opinion of the independent advisory firm. If such compensation is granted in full, the value of the related awards will approximate $798,500 and be charged to earnings at that time. Further, the Company finalized compensation agreements for Messrs. Herman and Thorvaldsson which include amounts to be paid for past services to the Company for the calendar years 2002, 2003, 2004, 2005 and 2006.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

On December 16, 2005, International Microcomputer Software, Inc. (n/k/a Broadcaster, Inc.) filed a Form S-4 with the Securities & Exchange Commission for the proposed merger with AccessMedia Networks, Inc.  On December 14, 2005 the board of the Company approved the execution of a Voting Agreement and Irrevocable Proxy in support of the transaction.  Based on the proposed transaction, the Company's ownership stake in Broadcaster was reduced from approximately 25% to 11% as a result of the issuance of shares of common stock of Broadcaster to the shareholders of AccessMedia Networks. If Broadcaster achieved certain performance milestones, the shareholders of Access Media would be issued additional shares of Broadcaster which would further reduce the Company's ownership percentage. On June 2, 2006 Broadcaster closed its acquisition of AccessMedia Networks, Inc. The combined company operates under the name Broadcaster, Inc., and trades under the ticker symbol BCAS on the OTC Bulletin Board (OTCBB). In the first calendar quarter of 2007, an additional 29.4 million shares of common stock of BCAS were issued to former shareholders of Access Media reducing the Company’s ownership in BCAS to approximately 6.5%.

On June 25, 2007, Broadcaster effected a 1 for 2 reverse stock split. As of June 25, 2007, the closing bid price of common stock of Broadcaster as quoted on the OTC Bulletin Board was $ 2.50.

In connection with the transaction, the Board of Directors of the Company approved the execution of a Lock-Up Agreement. This lock-up agreement provided that the Company may transfer up to two (2%) percent of its holdings of Broadcaster in each sixty (60) day period following the Closing Date as defined in the merger agreement. A transfer is defined as a sale, offer, pledge, contract to sell, make any short sale of, grant any option for the purchase of, or enter into any hedging or similar transaction with the same economic effect as a sale, or otherwise transfer or dispose of, directly or indirectly. The transfer provisions of the lock-up may be waived at the good faith determination of Baytree Capital Associates, LLC, the investment banking firm to BCAS. This agreement expired June 2 ,2007. From time to time , the Company has sold and may sell a certain amount of its holdings in Broadcaster. The proceeds of any such sales are anticipated to be used by the Company principally for general working capital purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30, 2005 Annual Report on Form 10-KSB.

PLAN OF OPERATION

Digital Creative Development Corporation (the “Company”) is principally involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests. At present, the Company does not have an operating business except for its interest in Broadcaster, Inc., (OTCBB- BCAS). The Company has since begun to search for candidates with which to enter into business combinations or strategic transactions.

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

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2005 Compared To The Three Month Period Ended September 30, 2004

Net loss increased to $108,500 in the three month period ended September 30, 2005 from $69,800 in the comparable 2004 period, as gains on sales of portfolio investments of $110,400 in the 2004 period were not repeated in the 2005 period. General and administrative expenses decreased 42% to $87,000 in the current period from $139,900 due to lower professional fees, including legal, administrative and accounting services. Interest and other expenses decreased 47% and totaled $21,500 in the 2005 period compared with $40,300 for the comparable 2004 period, which included interest amortization costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current liabilities exceeded its current assets by approximately $446,000 at September 30, 2005, compared to current liabilities exceeding its current assets by $314,000 at June 30, 2005, principally due to the reduced market value of the Company’s investment in Broadcaster. The Company’s total investments at September 30, 2005 were $8.6 million compared to $9.0 million at June 30, 2005, reflecting the decrease in market value of the Company’s holdings in Broadcaster, Inc.

Since the Company is inactive, except for its interest in Broadcaster, and it is not contemplated that Broadcaster will declare and pay dividends on its common stock, the Company depends upon sales of its shares of Broadcaster, Inc common stock,which are quoted on the OTCBB in order to meet its expenses, unless the Company could obtain funding from third parties, of which there can be no assurance. The Company has sold 520,000 shares of International Microcomputer Software, Inc. (n/k/a “Broadcaster, Inc.”) from June 30, 2005 through May 31,2007. The proceeds of approximately $658,000 have been used for general working capital purposes. These shares were sold before the 1 for 2 stock split of Broadcaster’s shares effected on June 25, 2007. Additionally, 15,000 shares of Broadcaster were sold in July, 2007; the proceeds of approximately $36,000 were used for general working capital purposes.

The amount of proceeds available to the Company from the sale of shares of Broadcaster, Inc depends upon the market for Broadcaster, Inc. shares, which is subject to volatility in price and market volume.

The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes. The Company anticipates that its working capital needs will be financed by sales of Broadcaster shares until and unless the Company acquires a profitable operating business or makes other investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in relatively few investees, principally Broadcaster, Inc.. At September 30, 2005, almost 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc.

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
Dated: July 11, 2007
By: Gary Herman
Name: Gary Herman Title: Chief Executive Officer and President

By: Skuli Thorvaldsson
Name: Skuli Thorvaldsson Title: Chief Financial Officer