Form 10QSB
period 2005-12-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2007-07-12
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2005

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
FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 2005

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	INTERIM FINANCIAL STATEMENTS	1

	Consolidated Balance Sheets as of December 31, 2005 (Unaudited)
	and June 30, 2005	2

	Consolidated (Unaudited) Statements of Operations and
	Comprehensive Income for the three month periods and six month periods ended
	December 31, 2005 and December 31, 2004	3

	Consolidated (Unaudited) Statement of Stockholders’ Equity
	for the six month period ended December 31, 2005	4

	Consolidated Statements of Cash Flow for the six month periods ended December 31,
	2005 and December 31, 2004	5

	Notes to Interim Financial Statements	6

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND
	PLAN OF OPERATION	12

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

Item 4.	CONTROLS AND PROCEDURES	15

Part II - OTHER INFORMATION		15

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	16

	Signatures.	17

	Certifications

Part I - FINANCIAL INFORMATION
Item 1.

INTERIM FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,2005 AND JUNE 30, 2005

ASSETS
	December 31, 2005	June 30, 2005
	(Unaudited)	(Audited)
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$-	$111.5
Marketable securities	814.9	1,120.1
TOTAL CURRENT ASSETS	814.9	1,231.6
.
OTHER ASSETS
Marketable securities and non-marketable securities and advances, net of $ 300,000
at December 31,2005 and June 30,2005	6,153.0	7,834.8

TOTAL ASSETS	$6,967.9	$9,066.4

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other liabilities	$594.8	$607.1
Current portion of notes payable--related parties	888.4	938.6
TOTAL CURRENT LIABILITIES	1,483.2	1,545.7

NOTES PAYABLE - RELATED PARTIES
NET OF CURRENT MATURITIES	-	-
TOTAL LIABILITIES	1,483.2	1,545.7

STOCKHOLDERS' EQUITY
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $ 1 ;2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $ 100 ;9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $ 100 ;4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued
and Outstanding: 51,689,165 Shares at December 31, 2005 and 51,649,165 Shares at June 30, 2005	516.9	516.5
Additional paid in capital	38,370.1	38,364.9
Accumulated other comprehensive income	3,715.4	5,587.6
Accumulated deficit	(38,372.6)	(38,203.2)
TOTAL STOCKHOLDERS' EQUITY	5,484.7	7,520.7

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,967.9	$9,066.4

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
TOTAL REVENUE
Dividends, interest income, and other income	$0.2	$-	$0.2	$-

OPERATING EXPENSES
General and administrative expenses	125.3	216.0	38.3	76.1

(LOSS) FROM OPERATIONS	(125.1)	(216.0)	(38.1)	(76.1)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(74.3)	(54.7)	(52.8)	(14.4)
Realized and unrealized gains on investments	30.0	123.8	30.0	13.4

TOTAL OTHER INCOME (EXPENSE)	(44.3)	69.1	(22.8)	(1.0)

NET LOSS	$(169.4)	$(146.9)	$(60.9)	$(77.1)

UNDECLARED PREFERRED STOCK DIVIDENDS	(72.8)	(72.8)	(36.4)	(36.4)

Net Loss available to common shareholders	$(242.2)	$(219.7)	$(97.3)	$(113.5)

BASIC AND DILUTED LOSS PER SHARE	$(0.005)	$(0.004)	$(0.002)	$(0.002)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	51,679.3	51,649.2	51,689.2	51,649.2

NET INCOME LOSS	$(169.4)	$(146.9)	$(60.9)	$(77.1)
Other comprehensive operations
Gain (Loss) on marketable securities	(1,872.2)	(1,689.3)	(1,619.0)	524.3
Comprehensive net income (loss)	$(2,041.6)	$(1,836.2)	$(1,679.9)	$447.2

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2005	$2.2	$852.7	$400.0	$516.5	$38,364.9	$5,587.6	$(38,203.2)	$7,520.7

Unrealized gain (loss) on investments						(1,872.2)		(1,872.2)
Issuance of common stock for services				.4	5.2		-	5.6
Net loss							(169.4)	(169.4)

Balance at December 31,2005	$2.2	$852.7	$400.0	$516.9	$38,370.1	$3,715.4	$(38,372.6)	$5,484.7

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,
	2005	2004
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(169.4)	$(146.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	16.1
Realized (gain) loss on investments net of unrealized gains	(30.0)	(159.8)
Issuance of common stock for services	5.6
Changes in assets and liabilities:
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(12.3)	222.9

NET CASH USED IN OPERATING ACTIVITIES	(206.1)	(67.7)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments	144.8	250.7
Purchase of investments	-	(153.2)
NET CASH PROVIDED BY INVESTING ACTIVITIES	144.8	97.5

CASH FLOWS FROM FINANCING ACTIVITES:

Payments of note payable	(50.2)	-
Payments of note payable to related parties		(25.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(50.2)	(25.0)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(111.5)	$4.8

CASH AND EQUIVALENTS, beginning of period	111.5	5.1

CASH AND EQUIVALENTS, end of period	$-	$9.9

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
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

NOTE 2- PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at December 31, 2005 and June 30, 2005 is Digital Creative Development Company (Delaware). The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and had entered into the software technology industry through its investment in International Microcomputer Software, Inc. (n/k/a Broadcaster, Inc.). Broadcaster was a leading provider of stock house plans over the Internet with the largest selection of plans for consumers and builders. Broadcaster also sold a variety of related content and services over the Internet. In addition, Broadcaster was a developer and publisher of software solutions which is marketed and sold to individuals and small business users through an array of distribution channels. On June 2, 2006 Broadcaster closed its acquisition of AccessMedia Networks, Inc. The combined company operates under the name Broadcaster, Inc., and operates an Internet entertainment network (See “Subsequent Events”).

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE 3- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at December 31, 2005 and June 30, 2005 as follows:

	December 31, 2005	June 30, 2005

Marketable Securities - current:
Broadcaster (formerly IMSI)	$380,400	$380,400

Other marketable securities	100	91,100
	380,500	471,500
Unrealized gain on marketable securities	434,400	648,600
Total	$814,900	$1,120,100

Marketable Securities - non-current:
Broadcaster (formerly IMSI)	$2,872,300	$2,896,000
Access Propeller Holdings , Inc.	300,000	300,000
Sub total	3,172,300	3,196,000
Unrealized gain on marketable securities	3,280,700	4,938,800
Less: allowance for impairments	(300,000)	(300,000)
Total	$6,153,000	$7,834,800

The table above excludes $3,560,000 of investments formally written off in June 2005; these investments had previously been fully reserved as the result of the recording of an impairment loss because the Company had concluded that recoverability of its investments in such entities was unlikely and improbable based upon its review of the current financial status of each entity.

The shares of Broadcaster, Inc. owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of Broadcaster, Inc.'s then outstanding shares of common stock. In the event that Broadcaster, Inc. becomes listed on the NASDAQ or on a national securities exchange, the maximum amount that can be sold will be the greater of one percent of the outstanding shares and the average weekly trading volume of Broadcaster, Inc.'s common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Further, in connection with the merger with AccessMedia Networks, Inc., the Board of Directors of the Company approved the execution of a Lock-Up Agreement with Broadcaster which provided that the Company may transfer up to two (2%) percent of its holdings of Broadcaster in each sixty (60) day period following the Closing Date as defined in the merger agreement. That agreement expired June 2, 2007. Since these shares are restricted, the shares which can be sold within one year are shown as a current asset and the balance of the shares are shown in other assets on the balance sheet. A total of 200,000 shares of Broadcaster, Inc. common stock secures the Company's 15% $325,000 Promissory Note which Broadcaster, Inc. sold to Multi Mag Corporation in January 2005 and approximately 373,935 shares of Broadcaster, Inc. common stock secure the $345,000 Notes to investors. These shares reflect the 1 for 2 reverse stock split of Broadcaster’s shares effected on June 25, 2007.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE 4- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 5-. NOTES PAYABLE - RELATED PARTIES

At December 31, 2005 and June 30, 2005, the Company’s long term debt consisted of the following:

	December 31, 2005	June 30, 2005

Secured Promissory Note with Interest at 15%	$325,000	$325,000
$345,000 Secured Promissory Notes with Interest at 10%, net of discount	345,000	345,000
Notes payable to certain former executives	115,100	115,000
Debt due to former employees in conjunction with settlement agreement	103,350	153,600
	888,450	938,600

Less: Current portion	888,450	938,600
Long-term portion	$-0- -	$—0-

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
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
December 31, 2005
(Unaudited)

NOTE 6-- COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 7- SUBSEQUENT EVENTS

The Company has sold 520,000 shares of International Microcomputer Software, Inc. (n/k/a “Broadcaster, Inc.”) from June 30, 2005 through May 31, 2007. The proceeds of approximately $658,000 have been used for general working capital purposes. These shares were sold before the 1 for 2 stock split of Broadcaster’s shares effected on June 25, 2007. Additionally, 15,000 shares of Broadcaster were sold in July, 2007; the proceeds of approximately 36,000 were used for general working capital purposes.

From time to time, the Company may continue to sell a certain amount of its holdings in Broadcaster. The proceeds of these sales are anticipated to be principally used by the Company for general working capital purposes.

On occasion, from July1, 2005 to the present, the Company has needed to borrow funds from Mr. Herman and GH Ventures LLC, an affiliate of Mr. Herman, to satisfy occasional cash shortfalls. These funds have amounted to a total of $56,700 with varying interest rates from 8% to 10%. A total of $45,750 of these funds has been repaid.

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
December 31, 2005
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

In connection with the transaction, the Board of Directors of the Company approved the execution of a Lock-Up Agreement. This lock-up agreement provided that the Company may transfer up to two (2%) percent of its holdings of Broadcaster in each sixty (60) day period following the Closing Date as defined in the merger agreement. A transfer is defined as a sale, offer, pledge, contract to sell, make any short sale of, grant any option for the purchase of, or enter into any hedging or similar transaction with the same economic effect as a sale, or otherwise transfer or dispose of, directly or indirectly. The transfer provisions of the lock-up may be waived at the good faith determination of Baytree Capital Associates, LLC, the investment banking firm to BCAS. This agreement expired June 2, 2007. From time to time, the Company has sold and may sell a certain amount of its holdings in Broadcaster. The proceeds of any such sales are anticipated to be used by the Company principally for general working capital purposes.

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

PLAN OF OPERATION

Digital Creative Development Corporation (the “Company”) is principally involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests. At present, the Company does not have an operating business except for its interest in Broadcaster, Inc., (OTCBB- BCAS) . The Company has since begun to search for candidates with which to enter into business combinations or strategic transactions.

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

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2005 Compared To The Three Month Period Ended December 31, 2004

Net loss decreased 22% to $60,900 in the three month period ended December 31, 2005 from $77,100 in the comparable 2004 period, principally due to gains on sales of portfolio investments of $30,000 in the 2005 period and lower general and administrative expenses which decreased 50% to $38,300 in the current period from $76,100 due to lower professional fees, including legal, administrative and accounting services. Interest and other expenses totaled $52,800 in the 2005 period compared with $14,400 for the comparable 2004 period, which included interest amortization costs.

Six Month Period Ended December 31, 2005 Compared To The Six Month Period Ended December 31, 2004

Net loss increased 15% to $169,400 in the six month period ended December 31, 2005 from $146,900 in the comparable 2004 period, due to reduced gains on sales of portfolio investments which amounted to $30,000 in the 2005 six month period compared to $123,800 in the comparable 2004 period. General and administrative expenses decreased 42% to $125,300 in the current period from $216,000 due to lower professional fees, including legal, administrative and accounting services. Interest and other expenses totaled $74,300 in the 2005 period compared with $54,700 for the comparable 2004 period, which included interest amortization costs, representing an increase of 36%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current liabilities exceeded its current assets at December 31, 2005 by approximately $670,000, compared to current Liabilities exceeding its current assets by $314,100 at June 30, 2005, principally due to the reduced market value of the Company’s investment in Broadcaster, . The Company’s total investments at December 31, 2005 were $7.0 million compared to $9.0 million at June 30, 2005, reflecting the decrease in market value of the Company’s holdings in Broadcaster, Inc.

Since the Company is inactive, except for its interest in Broadcaster, Inc., and it is not contemplated that Broadcaster, Inc will declare and pay dividends on its common stock, the Company depends upon sales of its shares of Broadcaster, Inc common stock (which are quoted on the OTCBB) in order to meet its expenses, unless the Company could obtain fund from third parties, of which there can be no assurance. The Company has sold 520,000 shares of International Microcomputer Software, Inc. (n/k/a “Broadcaster, Inc.”) from June 30, 2005 through May 31,2007. The proceeds of approximately $658,000 have been used for general working capital purposes. These shares were sold before the 1 for 2 stock split of Broadcaster’s shares effected on June 25, 2007. Additionally, 15,000 shares of Broadcaster were sold in July, 2007; the proceeds of approximately $36,000 were used for general working capital purposes.

The amount of proceeds available to the Company from the sale of shares of Broadcaster depends upon the market for Broadcaster , which is subject to volatility in price and market volume.

The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes. The Company anticipates that its working capital needs will be financed by sales of Broadcaster shares until and unless the Company acquires a profitable operating business or makes other investments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in relatively few investees, principally Broadcaster, Inc. At December 31, 2005, almost 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc

The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable.

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

DIGITAL CREATIVE DIGITAL CORPORATION

Dated July 11, 2007	By:	Gary Herman
Name: Gary Herman
Title: Chief Executive Officer and President

By:	Skuli Thorvaldsson
Name: Skuli Thorvaldsson
Title: Chief Financial Officer