Form 10KSB
period 2007-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2007-10-03
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT
Under Section 13 or 15(d) of the Securities Act of 1934
For the Fiscal Year Ended June 30, 2006

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
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year. $ -0-
Shares outstanding: 53,864,165 at September 27, 2007

 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
$5,000,000
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

In February 2000, the Company formed a subsidiary, Digital Creative Development Corporation, a Delaware corporation (“DCDC (Delaware)”), for the purpose of investing in and acquiring entities engaged in creating and providing entertainment content to businesses and consumers through digital broadband and conventional distribution platforms. In August 2000, the Company, a Utah Corporation, changed its name from Arthur Treacher’s, Inc. to Digital Creative Development Corporation.

On August 31, 2001, the Company signed a merger agreement (the “Merger Agreement”) with IMSI (n/k/a Broadcaster, Inc.) (“Broadcaster”). The Company was to merge into a wholly owned subsidiary of Broadcaster. Shareholders of the Company were to exchange shares of common stock of the Company for Broadcaster common stock constituting approximately 51% of the issued and outstanding common stock of Broadcaster. Upon execution of the Merger Agreement, the Company purchased a promissory note in the principal amount of $3,580,000 for $2,500,000, owed by Broadcaster to Union Bank of California, which note was to have been cancelled upon consummation of the merger.

On February 28, 2002, the Company and Broadcaster entered into an agreement, which provided for the conversion of the promissory note purchased by the Company into 9,000,000 shares of common stock of Broadcaster plus $250,000 in cash to be paid in 15 monthly installments. The parties agreed to terminate the merger contemplated by the Merger Agreement. Broadcaster also agreed to prepare and file a registration statement registering 2,000,000 shares of common stock and to provide the Company with piggyback registration rights with respect to the remaining 7,000,000 shares. Effective January 31, 2002, certain members of the Boards of Directors of the Company and Broadcaster resigned, with no directors serving on the boards of both companies. On June 25, 2007, Broadcaster effected a 1 for 2 stock split. As of September 27, 2007, the closing bid price of common stock of Broadcaster (symbol BCAS) as quoted on the OTC Bulletin Board was $2.30.

Since 1982, and up until June 2006, Broadcaster had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and Internet technology. Broadcaster, a graphics and CAD (Computer-Aided-Design) software and Internet technology company headquartered in Novato, California, owned and operated three business divisions up to June 2006.

On June 2, 2006 Broadcaster closed its merger with AccessMedia Networks, Inc. (“AccessMedia”). On December 14, 2005 the board of the Company approved the execution of a Voting Agreement and Irrevocable Proxy in support of the transaction.  The Company's ownership stake in Broadcaster was reduced from approximately 25% to approximately 11% as a result of the issuance of shares of common stock of Broadcaster to the shareholders of AccessMedia. Under the merger agreement, if Broadcaster achieved certain performance milestones, the shareholders of AccessMedia were to be issued additional shares of Broadcaster which would further reduce the Company's ownership percentage. In the first calendar quarter of 2007, an additional 29.4 million shares of common stock of Broadcaster were issued to former shareholders of AccessMedia reducing the Company’s ownership in Broadcaster to approximately 6.5%. The combined company now trades under the ticker symbol BCAS, on the OTC Bulletin Board (OTCBB). As of September 27, 2007, the closing bid price of common stock of Broadcaster (symbol BCAS) as quoted on the OTC Bulletin Board was $2.30.

Item 1. Description of Business

Overview

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

Employees

As of June 30, 2006 and through the current date, the Company has no employees. Gary Herman, the Company’s Chairman, Chief Executive Officer, President and Secretary and Vincent De Lorenzo the Company’s Chief Financial Officer serve on a management consulting basis. Mr. De Lorenzo became Chief Financial Officer effective July 12, 2007 upon the resignation of Skuli Thorvaldsson , effective July 12, 2007.

Acquisitions

The Company‘s investments as of June 30, 2006 should be regarded as strategic deployments of Company assets to develop its digital entertainment and software business, rather than financial investments that generally are considered to constitute investment securities.

The Company has never held itself out as an investment company; its historical development has focused almost exclusively on restaurant, software and digital entertainment business. Although the Company continues to search for candidates with which to enter into business combinations or strategic transactions, it does not have an operating business except for its interest, as of September 26, 2007, in Broadcaster represented by its ownership interest of approximately 3,500,000 shares of common stock of Broadcaster, constituting approximately 6.5% of the total outstanding shares of that entity’s common stock. These shares are reflective of Broadcaster’s 1 for 2 reverse split effected June 25, 2007.

An additional 225,000 shares of common stock, or approximately .43% of Broadcaster, Inc. is beneficially owned by Gary Herman, the Company’s Chairman, and 468,575 shares of common stock, or approximately .91% of Broadcaster, Inc. is beneficially owned by Bruce Galloway, the Company’s principal shareholder. Mr. Galloway also owns options to purchase, (i) 250,000 shares of Broadcaster’s common stock at $1.62 per share; (ii) 50,000 shares at $1.80 per share; (iii) 32,500 shares at $3.80 per share; and (iv) 5,000 shares at $3.76 per share. The description of these options reflects Broadcasters’ 1 for 2 reverse split effected June 25, 2007.

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

Although the Company and its affiliates do not act as a group, the Company has a significant position in Broadcaster. The Company believes that it has a minimum of one year after it no longer controlled Broadcaster to comply with the provisions of the Act since it no longer controls Broadcaster. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

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

Item 2. Description of Property.

The Company's principal executive offices are located at 720 Fifth Avenue, 10th Floor New York, NY 10019. The Company is utilizing office space of its Chairman at a minimal cost to the Company until an acquisition or business transaction is consummated. The amount of office space currently utilized by the Company is insignificant.

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

On February 21, 2006 the principals of CineBlast filed a legal action seeking payment of the outstanding balances ($103,350), plus the amount of the debt reduced by a formula in the original agreement ($21,400), and legal fees. On April 25, 2006 the court dismissed the action against the Company. On August 7, 2006 the court denied the Plaintiff’s motion to reargue. In September 2006 the Company received notice that it was served with another legal action from the principals of CineBlast. On November 15, 2006 the parties entered into a settlement agreement to satisfy the remaining liability over a period of approximately six months. As of the filing date, the matter is settled and there are no further obligations to the principals of CineBlast.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The following table sets forth the high and low prices for the periods indicated as reported by the National Daily Quotation Service, Inc. between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. On September 27, 2007 the closing bid price was $.12 /share.

2005 Fiscal Year
First Quarter	$.18	$.08
Second Quarter	$.14	$.04
Third Quarter	$.18	$.09
Fourth Quarter	$.15	$.09

2006 Fiscal Year
First Quarter	$.19	$.11
Second Quarter	$.15	$.07
Third Quarter	$.19	$.19
Fourth Quarter	$.38	$.15

2007 Fiscal Year
First Quarter	$.38	$.13
Second Quarter	$.14	$.07
Third Quarter	$.23	$.10
Fourth Quarter	$.22	$.10

The Common Stock was recorded on the OTC Bulletin Board with the symbol DCDC. In November 2001, the Company's stock was delisted from the OTC Bulletin Board due to its failure to timely file its Form 10-KSB with the Securities and Exchange Commission. The stock is traded on the Pink Sheets. On September 27, 2007 the number of record holders of the Company's Common Stock was 491.

Dividends

In November and December 1997, the Company consummated a private placement with respect to equity units consisting of shares of its Series C Preferred Stock and warrants to purchase shares of common stock for aggregate proceeds of $990,000. The Company sold 9,900 shares of Series C Preferred Stock with warrants to purchase 148,500 shares of common stock attached. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100/share plus accrued and unpaid dividends, at any time. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semi-annually, if and when the Board declares a dividend. On September 28, 1998, the Company sold 4,000 shares of Series D Preferred Stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $400,000. The preferred stock is convertible into 400,000 shares of common stock. The holders of the preferred stock are entitled to a cumulative dividend of 15% per annum, payable semi annually, if and when the Board declares a dividend. To date, the Company has not paid any dividends on its Common Stock or Preferred Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Series A and Series C Preferred Stock. The amount of accumulated and unpaid dividends on the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock was approximately $1,216,450 as of June 30, 2006.

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

Results of Operations Fiscal 2006 and Fiscal 2005

The Company had no operating revenues in fiscal years 2006 and 2005. General and administrative expenses decreased by $732,000 from $996,400 principally due to the nonrecurrence of stock based compensation and expenses, reflecting issuances of stock options with exercise prices below current market prices which the Company incurred in the 2005 fiscal year. Total Other Expense declined $104,900 from fiscal 2005 principally due to gains on sales of securities and further, there was an impairment of investments of $300,000 recorded in the 2005 fiscal year. The net effect of the aforementioned resulted in a net loss of $204,900 in the 2006 fiscal year compared to a $1.1 million loss for the 2005 fiscal year.

Results of Operations Fiscal 2005 and Fiscal 2004

The Company had no operating revenues in fiscal years 2005 and 2004. General and administrative expenses increased by $842,000 from $154,300 principally due to stock based compensation and expenses, reflecting issuances of stock options with exercise prices below current market prices. Total Other Expense declined $111,800 from fiscal 2004 to $45,400 principally due to gains on sales of securities and also due to a settlement with former employees. The net effect of the aforementioned resulted in a net loss of $1.0 million in the 2005 fiscal year compared to a $311,500 loss for the 2004 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current liabilities exceeded its current assets by $138,600 at June 30, 2006, compared to current liabilities exceeding its current assets by $314,100 at June 30, 2005. The change in working capital is principally due to the increase in market value of the Company’s holdings in Broadcaster, Inc The Company had cash or cash equivalents of $73,400 and $111.500 at June 30, 2006 and 2005, respectively. Marketable securities—current portion, had a market value of approximately $1.3 million and $1.1 million at June 30, 2006 and June 30, 2005, respectively; this increase is principally due to the increase in market value of the Company’s holdings in Broadcaster common shares addressed above. Marketable securities—noncurrent portion were $9.6 million and $7.8 million at June 30, 2006 and June 30, 2005, respectively, which increase reflected the increase in market value of the Company’s holdings in Broadcaster common shares. Current and Total Liabilities were $1.5 million at both June 30, 2006 and at June 30, 2005.

In April 2003, the Company issued $345,000 of secured promissory notes to a group of seven investors. The notes matured in August 2005 and bore interest at 10%. In addition, for each $60,000 of notes issued, the Company issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share. Approximately 373,845 shares of Broadcaster common stock currently held by the Company collateralize the promissory notes. The amount reflects the 1 for 2 reverse split of shares of Broadcaster on June 25, 2007. The proceeds of these notes were used to repay a loan to Mr. Galloway and for the Company’s working capital requirements. The warrants issued in 2003 were valued at $392,500 and charged to interest expense over the term of the notes. The holders of promissory notes have exercised 4,750,000 of the warrants associated with their notes at $0.01 per share. All but three of the noteholders representing $195,000 of principal notes have extended the maturity dates of their notes to December 31, 2007.
.

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

On September 18, 2003, the Company entered into a 15% one-year note (the “Note”) with IMSI (n/k/a Broadcaster, Inc.) whereby we borrowed $350,000. The Note was due, with interest, on September 18, 2004. 200,000 shares of Broadcaster common stock (which gives effect to the 1 for 2 reverse stock split of Broadcaster shares on June 25, 2007) currently owned by DCDC secure the Note. On September 18, 2004, the Company and Broadcaster entered into an amendment to the Note that extended the due date and provided for the Company to provide Broadcaster as additional collateral, its ownership stake in Access Propeller, LLC.

On January 5, 2005, Broadcaster sold and assigned the Note, which then had a principal amount of $325,000, to Multi-Mag Corporation ("Multi-Mag"). On June 5, 2005, the Company and Multi-Mag executed Amendment #2 to the promissory note. This amendment provided that DCDC pay all accrued interest due from September 19, 2004 through June 17, 2005 to Multi-Mag no later than June 30, 2005. On June 17, 2005, the Company remitted a payment of $38,979, and the maturity date of the Note had subsequently been extended until December 31, 2005.

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

On May 30, 2007, the Company and Multi-Mag executed Amendment #5 to the Promissory Note. This amendment provided that the maturity date on the Note was extended to December 31, 2007 upon the payment of accrued interest from June 1, 2006 through May 31, 2007 in the amount of $48,750 payable no later than July 15, 2007. This amount was paid on August 8 2007 and no default was declared.

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

The common shares of Broadcaster owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three-month period, a number of shares not to exceed one percent of Broadcaster’s then outstanding shares of common stock. So long as Broadcaster remains current in its periodic filings under the Securities Exchange Act of 1934, the maximum amount that can be sold will be the greater of one percent of the outstanding shares or the average weekly trading volume of Broadcaster common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Further, in connection with the merger with AccessMedia., the Board of Directors of the Company approved the execution of a lock-up agreement with Broadcaster, Inc. which provided that the Company may transfer up to two (2) percent of its holdings of Broadcaster in each sixty (60) day period following the Closing Date as defined in the merger agreement. The agreement expired June 2, 2007. From time to time, the Company has sold and may sell a certain amount of its holdings in Broadcaster. The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes. The Company has sold 295,300 shares of IMSI (n/k/a Broadcaster, Inc.) from June 30, 2006 to May 31, 2007 and has used the proceeds of approximately $385,300 for general working capital purposes. These shares were sold before the 1 for 2 reverse split of Broadcaster effected June 25, 2007. Additionally, 125,800 shares of Broadcaster were sold from June 25, 2007 to August 31, 2007; the proceeds of approximately $268,800 were used for general working capital purposes.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in relatively few investees, principally Broadcaster, Inc. At June 30, 2006, almost 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Name	Age	Position

Gary Herman	42	Chairman of the Board, Chief Executive Officer, and Secretary

Skuli Thorvaldsson	65	Director, Former Chief Financial Officer, Treasurer Resigned July 2007

Vincent De Lorenzo	61	Chief Financial Officer, Treasurer

Directors

Gary Herman. Mr. Herman was elected to the Board of Directors in May 2001 and became Chairman and Chief Executive officer in January 2002. Mr. Herman is also a Managing Member of Galloway Capital Management, LLC. as well as a Managing Director with Arcadia Securities LLC., an NASD registered broker -dealer based in New York. Prior to this, from 1997 to 2002, he was an investment banker with Burnham Securities, Inc. Prior to joining Burnham, he was the managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman is currently Chairman of the Board of DataMetrics Corporation and a director of Shells Seafood Restaurants, Inc. Mr. Herman has a B.S. from the State University of New York at Albany.

Skuli Thorvaldsson. Mr. Thorvaldsson has been a member of the Board of Directors since May 1996. From February 2002 to July 2007, Mr. Thorvaldsson was the Company’s Chief Financial Officer. Mr. Thorvaldsson is a private entrepreneur/investor. From 1980 to 2003, Mr. Thorvaldsson was the Chief Executive Officer of the Hotel Holt in Reykjavík, Iceland. He is a director of Allied Resource Corporation, an advanced technology industrial service company based in Wayne, PA; as well as a director of Holt Holdings s.a., a Luxembourg-based investment company. Mr. Thorvaldsson graduated from the Commercial Collage of Iceland and the University of Barcelona and holds a law degree from the University of Iceland.

Vincent DeLorenzo  Mr. De Lorenzo was appointed Chief Financial Officer in July 2007. Mr. DeLorenzo is a Certified Public Accountant and Financial Analyst with extensive experience in various industries and corporate and SEC accounting. Mr. De Lorenzo, following his graduation from college in 1967, was an accountant with Price Waterhouse & Co. from July 1967_to April 1971. From April 1971 to December 1988_, Mr. DeLorenzo worked at Kidde, Inc., where he served as Vice President of Finance. From 1989 to 1993, Mr. De Lorenzo served as Chief Financial Officer and Deputy CEO of a privately held vertically integrated retail automotive company. From October 1993 to February 2000, Mr. De Lorenzo owned and operated three retail automotive franchises. From 1993 to 2000, a large New Jersey law firm specializing in bankruptcies engaged Mr. De Lorenzo as a consultant. Since 2000, Mr. DeLorenzo has been engaged as a sole practitioner in finance and accounting, focused on litigation support; business planning & strategies; SEC compliance; financial analysis, and business restructuring. Since 2005, Mr. De Lorenzo has served as a consultant to the Registrant, principally satisfying SEC compliance and financial analysis for the Registrant.

Each Director is elected to serve until the Company's next annual meeting of shareholders and until his successor is duly elected and qualified.

There are no agreements with respect to the election of directors. Executive officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.

The Company has adopted a Code of Ethics, which is administered by the Board of Directors. A copy is available upon request from the Company. Beneficial Ownership Reporting Compliance

Section 16 A (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal year ended June 30, 2006 all filing requirements were met.

Item 10. Executive Compensation.

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2006; 2005; and 2004.

(a) Summary Compensation Table

		Awards	Payouts		Payouts	Long term Compensation
Name and Principal Position	Year	Compensation	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Gary Herman Chairman & CEO	2006	96,300	0	0	0	1,250,000	0	0
	2005	$79,850 *	0	0	0	1,750,000	0	0
	2004	$34,750 *	-0-	-0-	0	0	0	0

Skuli Thorvaldsson CFO	2005	-0-	0	0	0	1,250,000	0	0
	2004	-0-	0	0	0	0	0	0

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

Skuli Thorvaldsson was the Company's Chief Financial Officer through July 11, 2007. He has received no cash compensation for his services as Chief Financial Officer or as a consultant to the Company, since taking office in February 2002 due to the Company’s lack of working capital.

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

The Company’s Board of Directors has approved this compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson contingent upon the receipt of a fairness opinion from an independent advisory firm and approval of such fairness opinion by the Board of Directors. That fairness opinion has been received but not as yet approved by the Board. The value of the related awards will approximate $798,500 and be charged to earnings in the first quarter of fiscal 2008. Further, the Company finalized compensation agreements for Messrs. Herman and Thorvaldsson which include amounts to be paid for past services to the Company for the calendar years 2002, 2003, 2004, 2005 and 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of July 10, 2007, with respect to officers, directors and persons who are known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Shareholder	Shares	Percentage
Bruce R. Galloway (1)	10,970,566	20.37
Skuli Thorvaldsson (2)	1,650,000	3.04
Gary Herman (3)	4,828,100	8.68
Officers and Directors as a group	6,653,100	11.84
Total Outstanding shares	53,864,165

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

(2) Gives effect to the conversion of 4,000 shares of Series D Preferred Stock into 400,000 shares of Common Stock for no additional consideration.

(3) Includes options to purchase 1,750,000 shares of Common Stock at an exercise price of $.01 per share through June 2015. Also includes 2,898,000 shares held by an investment fund Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”) which is managed by Galloway Capital Management, LLC. Mr. Herman, a managing member of Galloway Capital Management, LLC disclaims beneficial ownership of the shares held by STEP except to the extent of being a limited partner in STEP. Mr. Herman, along with Mr. Bruce Galloway, also a member of Galloway Capital Management, LLC, has the discretion to vote and sell all of these shares.

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Report

(a)	Exhibits
3.1.1	Certificate of Incorporation. (1)
3.1.2	Agreement and Plan of Reorganization and First Addendum dated December 5, 1983. (1)
3.1.3	Certificate of Merger dated January 23, 1984. (1)
3.1.4	Articles of Merger dated January 27, 1984. (1)
3.1.5	Articles of Amendment to Articles of Incorporation dated January 27, 1984. (1)
3.1.6	Amendment to Articles of Incorporation dated January 27, 1986. (1)
3.1.7	Articles of Amendment to Articles of Incorporation dated June 28, 1996. (1)
3.1.8	Articles of Amendment to Articles of Incorporation dated July 31, 2000. (3)
3.2	Bylaws. (1)
4.2	Certificate of Designation of Series A Preferred Stock. (1)
4.10	Certificate of Designation of Series B Preferred Stock. (1)
4.4	Certificate of Designation of Series C Preferred Stock of Warrant to Burnham Securities Inc. (1)
4.5	Certificate of Designation of Series D Preferred Stock. (1)
10.11	Form of Warrant exercisable at $1.51 per share. (1)

10.12	Form of Warrant to Burnham Securities Inc. (1)
10.13	Form of Stock Option to Employees. (1)
10.18	Form of agreement with holders of Series a Preferred Stock. (1)
10.25.	Agreement and Plan of Merger between the Company and International Microcomputer Software, Inc. (n/k/a BCAS). dated August 31, 2001.(4)
10.26	Loan Purchase Agreement between the Company and Union Bank of California dated August 22, 2001. (4)
10.29	Option Agreement with Martin Wade dated June 1, 2001.
10.30	Memorandum of Agreement between the Company, Ralph Sorrentino and RJS Consulting Corp. dated October 30, 2001.
10.31	Purchase Agreement between ATI (Delaware) and PAT Franchise dated February 28, 2002. (5)
10.32	Common Stock Purchase Agreement among the Company, DCDC (Delaware) and PAT Services, dated February 28, 2002. (4)
10.33	Guaranty and security Agreement between PAT Franchise and the Company dated February 28, 2002. (5)
10.34	Pledge Agreement between PAT Services and the Company dated February 28, 2002. (5)
10.35	Amended and Restated Senior Secured Promissory Note in favor of the Company dated February 28, 2002. (5)
10.36	Promissory Note Conversion and General Release dated February 28, 2002 between the Company and IMSI (n/k/a BCAS) (5)
10.37	Sale Agreement between International Microcomputer Software, Inc. and the Company dated November, 2001_for the sale of Keynomics, Inc. (7)
10.38	Note Purchase Agreement between the Company and KGS Holdings, Ltd. dated June, 2002.
10.39	Settlement Agreement between the Company and Ralph Sorrentino dated January, 2003. (7)
10.40	Settlement Agreement between the Company and Raymond DeMarco, Michael Morley and Gil Holland dated March, 2003. (7)
10.42	Promissory Note in favor of IMSI (n/k/a BCAS) dated September 18, 2003. (6)
10.43	Promissory Note issued by Access Propeller, LLC in favor of the Company dated September, 2003. (6)
10.44	Amendment No.1 to the Promissory Note in favor of IMSI (n/k/a BCSR) dated September 18, 2004. (6)
10.45	Assignment Agreement of the Promissory Note between the Company, International Microcomputer Software, Inc. and Multi Mag Corporation dated as of February 3, 2005. (7)
10.46	Amendment No.2 to the Promissory Note in favor of Multi Mag dated June 5, 2005. (7)
10.47	Code of Ethics (8)
10.48	Amendment No. 3 to the Promissory Note in favor of Multi Mag dated December 14, 2005.
10.49	Amendment No. 4 to the Promissory Note in favor of Multi Mag dated May 31, 2006.
10.50	Amendment No. 5 to the Promissory Note in favor of Multi Mag dated May 30, 2007.(9)
 List of Subsidiaries (3)

1	Previously Filed with Form 10-SB Declared Effective on August 12, 1997
2	Previously filed with Form 10-KSB for the year ended June 30, 1999
3	Previously filed with Form 10-KSB for the year ended June 30, 2000
4	Previously filed with Form 8-K filed on September 19, 2001
5	Previously filed with Form 8-K filed on March 15, 2002
6	Previously filed with Form 8-K filed on October 20, 2004
7	Previously filed with Form 10-KSB for the year ended June 30, 2002
8 9	Previously filed with Form 10-KSB for the year ended June 30, 2004 Previously filed with Form 10-KSB for the year ended June 30, 2005

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Miller, Ellin & Company, LLP for the audit of our annual financial statements and fees for other services for the years ended June 30, 2006 and 2005:
	2006	2005

Audit fees: (1)	$50,000	$36,000

Audit related fees: (2)	None	None

Tax fees: (3)	None	None

All other fees: (4)	None	None

Total	$50,000	$36,000

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

Our Board of Directors pre-approved the retention of Miller, Ellin & Company, LLP for all audit, audit-related and tax services during fiscal 2006 and 2005.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DEVELOPMENT CORPORATION (Registrant)

Date: October 2, 2007

By: /s/ Gary Herman

Gary Herman, President October 2, 2007

By: /s/ Vincent De Lorenzo

Vincent De Lorenzo, Chief Financial Officer October 2, 2007

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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders Digital Creative Development Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Digital Creative Development Corporation & Subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Creative Development Corporation and Subsidiary as of June 30, 2006 and 2005, and the result of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MILLER, ELLIN & COMPANY, LLP CERTIFIED PUBLIC ACCOUNTANTS

New York, New York September 28, 2007

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

ASSETS

	2006	2005
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$73.4	$111.5
Marketable securities	1,302.0	1,120.1
TOTAL CURRENT ASSETS	1,375.4	1,231.6
.
OTHER ASSETS
Marketable securities and non-marketable securities and advances, net of $ 300,000
at June 30,2006 and June 30,2005	9,565.1	7,834.8

TOTAL ASSETS	$10,940.5	$9,066.4

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other liabilities	$599.9	$607.1
Current portion of notes payable--related parties	914.1	938.6
TOTAL CURRENT LIABILITIES	1,514.0	1,545.7

STOCKHOLDERS' EQUITY
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $ 1 ;2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $ 100 ;9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $ 100 ;4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued and Outstanding:
51,689,165 Shares at June 30,2006 and 51,649,165 Shares at June 30,2005	516.9	516.5
Additional paid in capital	38,370.1	38,364.9
Accumulated other comprehensive income	7,692.7	5,587.6
Accumulated deficit	(38,408.1)	(38,203.2)
TOTAL STOCKHOLDERS' EQUITY	9,426.5	7,520.7

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,940.5	$9,066.4

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(in thousands)

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	264.4	996.4

LOSS FROM OPERATIONS	(264.4)	(996.4)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(35.7)	(134.1)
Realized gains (losses) net of unrealized gain on investments	170.5	367.3
Impairment of investments	-	(300.0)
Settlement of litigation with former employees	-	21.4
Other settlements	(75.3)	-
TOTAL OTHER INCOME (EXPENSE)	59.5	(45.4)

NET LOSS	$(204.9)	$(1,041.8)

UNDECLARED PREFERRED STOCK DIVIDENDS	(145.5)	(145.5)

Net Loss available to common shareholders	$(350.4)	$(1,187.3)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	51,680.1	51,649.2

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

NET LOSS	$(204.9)	$(1,041.8)
Other comprehensive operations
Gain (Loss) on marketable securities	2,105.1	(722.1)
Comprehensive net income (loss)	$1,900.2	$(1,763.9)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2004	$2.2	$852.7	$400.0	$516.5	$37,916.9	$6,309.7	$(37,161.4)	$8,836.6

Unrealized loss on investments						(722.1)		(722.1)

Interest and compensation charges for issuance of
stock options and warrants					448.0			448.0

Net loss							(1,041.8)	(1,041.8)

Balance at June 30, 2005	$2.2	$852.7	$400.0	$516.5	$38,364.9	$5,587.6	$(38,203.2)	$7,520.7

Unrealized gain on investments						2,105.1		2,105.1

Issuance of common stock for services				0.4	5.2			5.6

Net loss							(204.9)	(204.9)

Balance at June 30, 2006	$2.2	$852.7	$400.0	$516.9	$38,370.1	$7,692.7	$(38,408.1)	$9,426.5

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(204.9)	$(1,041.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	16.1
Realized gain on investments net of unrealized gains on investments	(170.4)	(21.8)
Stock based compensation	-	448.0
Issuance of stock for services	5.6	-
Gain realized on settlement of litigation with former employees	-	(21.4)
Changes in assets and liabilities:
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7.2)	310.2

NET CASH USED IN OPERATING ACTIVITIES	(376.9)	(310.7)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments	363.3	1,425.7
Purchase of investments	-	(987.6)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	363.3	438.1

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable--related parties	26.7	-
Payments of notes payable to related parties	(1.0)	(21.0)
Payments of other long term debt	(50.2)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	(24.5)	(21.0)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(38.1)	$106.4

CASH AND EQUIVALENTS, beginning of year	111.5	5.1

CASH AND EQUIVALENTS, end of year	$73.4	$111.5

Cash payments for:
Interest expense	$43.9	$39.00
Income taxes	$-	$-

Supplemental disclosure of noncash transactions:

None	$-	$-

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"), Digital Creative Development Company (Delaware). All significant inter-company accounts and transactions have been eliminated in consolidation.

ORGANIZATION

Digital Creative Development Corporation (the "Company" or "Digital") was originally founded in 1969 as Arthur Treacher's Fish & Chips, Inc., a Delaware corporation. Since then, the Company has purchased several businesses and has changes its corporate identity by merging into other corporate entities.

On December 28, 2000, the Company filed Form 10-SB with the Securities and Exchange Commission. The purpose of this registration statement was the distribution of common stock to separate its restaurant business from its entertainment business, in order (i) to allow the restaurant business to focus on its core strengths and (ii) to permit customers, stockholders and other constituencies to better evaluate the respective businesses. The Company and its restaurant subsidiary had entered into a series of agreements, contingent on the completion of the distribution, relating to the distribution and the relationship of the entities thereafter. This registration statement was not declared effective and the proposed spin-off did not occur.

The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through the investment in International Microcomputer Software, Inc. (“IMSI”), (n/k/a Broadcaster, Inc).  Since 1982, IMSI (n/k/a Broadcaster, Inc.) had been a

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. On June 2, 2006 IMSI closed its acquisition of AccessMedia Networks, Inc. The combined company operates under the name Broadcaster, Inc., and operates an Internet entertainment network (See “Subsequent Events”).

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company continually evaluates the fair value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which provided guidance for the recognition of compensation expense as it related to the issuance of stock options and warrants. In addition, the Company adopted the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure -an amendment of SFAS No. 123." SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 123. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also amended the manner by which a company accounts for the transition to the fair value based method recommended by SFAS No. 123. As permitted by SFAS No. 148, the Company has adopted the fair value method whereby the grant date fair value of the stock bond awards are charged to expenses over their vesting period.

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
June 30, 2006 and 2005

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123R, Share-Based Payment. As a result of the conversion, this statement would be effective for all employee awards granted, modified, or settled after June 30, 2006. Adoption of this standard could materially impact the amount of salaries and employee benefits incurred in future years if the Company adopts a stock award program.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of the adoption of FIN 48, with respect to its results of operation, financial position, and liquidity.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

2. INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at June 30, 2006 and 2005, as follows:

	June 30, 2006	June 30, 2005
Marketable Securities-current:
Broadcaster, Inc., (formerly IMSI)	$380,400	$679,200
Other marketable securities	-0-	87,600
	380,400	766,800
Unrealized gain on marketable securities	921,600	1,161,800
Total	$1,302,000	$1,928.600

Marketable Securities - non-current:
Broadcaster, Inc.(formerly IMSI)	$2,794,300	$2,597,200
Access Propeller Holdings, Inc.	300,000	300,000
	3,094,300	2,897,200
Unrealized gain on marketable securities	6,770,800	4,429,100
Less: allowance for impairments	(300,000)	(300,000)
Total	$9,565,100	$7,026,300

The table above excludes $3,560,000 of investments formally written off in June 2005; these investments had previously been fully reserved as the result of the recording of an impairment loss because the Company had concluded that recoverability of its investments in such entities was unlikely and improbable based upon its review of the current financial status of each entity. The shares of Broadcaster, Inc. owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of Broadcaster, Inc.'s then outstanding shares of common stock. In the event that Broadcaster, Inc. becomes listed on the NASDAQ or on a national securities exchange, the maximum amount that can be sold will be the greater of one percent of the outstanding shares and the average weekly trading volume of Broadcaster, Inc.'s common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Further, in connection with the merger with AccessMedia Networks, Inc., the Board of Directors of Broadcaster, Inc. approved the execution of a Lock-Up Agreement which provides that the Company may transfer up to two (2) percent of its holdings of Broadcaster in each sixty (60) day period following the Closing Date as defined in the merger agreement. That agreement expired June 2, 2007. Since these shares are restricted, the shares, which can be sold within one year, are shown as a current asset and the balance of the shares are shown in other assets on the balance sheet. A total of 200,000 shares of Broadcaster, Inc. common stock secures the Company's 15% $325,000 Promissory Note which Broadcaster, Inc. sold to Multi Mag Corporation in January 2005 and approximately 373,845 shares of Broadcaster, Inc. common stock secures the $345,000 Notes to investors. The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected at June 30, 2007.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

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

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

4. NOTES PAYABLE -RELATED PARTIES

At June 30, 2006 and 2005, the Company’s long term debt consisted of the following:

	June 30, 2006	June 30, 2005
Secured Promissory Note with Interest at 15%	$325,000	$325,000
$345,000 Secured Promissory Notes with Interest at 10%, net of discount	345,000	345,000
Notes payable to certain former executives	140,794	115,000
Debt due to former employees in conjunction with settlement agreement	103,350	153,600

Total	914,144	938,600
Less: Current portion	914,144	938,600
	$-0-	$-0-

In December 2001, Martin Wade, the Company’s former CEO, lent the Company $50,000 bearing interest at 12%, and due on December 31, 2001. As additional consideration for the loan, Mr. Wade was issued warrants to purchase 500,000 shares of common stock of the Company at $0.01 per share, which was valued at $53,900 and included as interest expense. On July 1, 2005, the maturity date of this loan was extended to December 31, 2005. On January 23, 2007, Mr. Wade agreed to extend the maturity date of this note to May 31, 2007. Subsequently, on June 14, 2007 Mr. Wade agreed to extend the maturity date of this note to December 31, 2007. The Company's management is confident that future extensions, if necessary can be obtained, but there can be no assurance that the Company will be able to obtain these extensions, if needed.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

In November 2001, Mr. Bernstein, the former President of the Company's Restaurant Division advanced the Company $50,000 bearing interest at 12%. The Company made periodic payments on this debt, totaling approximately $21,500 leaving approximately $36,000, which included certain other indebtedness. In May 2004, Gary Herman and Bruce Galloway satisfied the remaining obligation to Mr. Bernstein on behalf of the Company. Mr. Herman and Mr. Galloway equally assumed the balance of the note, and on December 14, 2006 the Company and, Messrs. Galloway and Herman extended the maturity date of the note to May 31, 2007. Subsequently, on June 14, 2007 Messrs. Galloway and Herman agreed to extend the maturity date of this note to December 31, 2007. The Company's management is confident that future extensions, if necessary, can be obtained, but there can be no assurance of this.

Throughout the period from July 1, 2001 through June 30, 2006, Mr. Bruce Galloway, the Company's former chairman, and Gary Herman and a related entity had advanced monies with interest rates up to 10% to allow the Company to satisfy operating expenses. As of June 30, 2006 the total amount owed to these parties approximated $ 91,000.

The amounts outstanding to both Mr. Galloway and Mr. Herman totaled $90,700 and $51,000, respectively, before accrued interest, at June 30, 2006 and 2005. respectively. The due dates of all of these related party notes to current and former directors have been extended to December 31, 2007. On occasion, from July1, 2005 to the present, the Company has needed to borrow funds from Mr. Herman and GH Ventures LLC, an affiliate of Mr. Herman, to satisfy occasional cash shortfalls. These funds have amounted to a total of $56,700 with varying interest rates from 8% to 10%. A total of $45,750 of these funds has been repaid.

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

On September 18, 2004, the Company and IMSI (n/k/a Broadcaster Inc.) entered into an amendment to the Note. The amendment provided for the extension of the maturity date to May 31, 2005 as well as the payment of accrued interest by October 31, 2004 in the sum of $52,000. In addition, the Company provided IMSI (n/k/a Broadcaster Inc.) as additional collateral, its ownership stake in Access Propeller, LLC. Further, the Company made a principal payment of $25,000 on September 30, 2004, reducing the principal amount of the Note to $325,000.

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
June 30, 2006 and 2005

accrued interest from December 23, 2005 through May 31, 2006 in the amount of $21,263.

On May 30, 2007, the Company and Multi-Mag executed Amendment # 5 to the Note. This amendment provided the maturity date on the Note was extended to December 31, 2007 upon the payment of accrued interest from June 1, 2006 through May 31, 2007 in the amount of $48,750 payable no later than July 15, 2007. This amount was paid on August 8, 2007 and no default was declared.

In April 2003 the Company issued $345,000 of secured promissory notes to a group of seven investors. The notes matured in August 2005 and bore interest at 10%. In addition, for each $60,000 of notes issued, the Company issued a warrant to purchase 1,000,000 shares of stock at an exercise price of $.01 per share. A total of 5,750,000 warrants were exercised at a price of $.01 per share. These warrants were valued at $392,500 and charged to interest expense. The notes are collateralized by 373,845 shares of Broadcaster, Inc. (formerly IMSI) common stock currently held by the Company. The proceeds of this offering were used to repay a $300,000 loan due to Mr. Galloway and for the Company’s working capital requirements.  The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected June 25, 2007.

The number of shares of Broadcaster, Inc. Common Stock pledged as Collateral was subject to adjustment one year after the initial closing date based on the 30-day trailing average of the bid prices of shares of Common Stock of Broadcaster, Inc. as listed on the OTC Bulletin Board or such other exchange as such shares are then listed upon. As such, the number of shares that are subject to the pledge agreement as of June 2006 and June 2005 are 373,845 shares. The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected June 25, 2007.

All but three of the noteholders whose notes total $195,000 have extended their notes from December 31, 2005 to May 31, 2006. Additionally in May 2006 the same group of investors agreed to further extend the maturity dates of these notes to December 31, 2006. Subsequently, these noteholders have agreed to further extend the maturity dates of these notes to May 31, 2007 and additionally to December 31, 2007. The remaining three noteholders have not agreed to extend and those notes are now currently in default.

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

In connection with the issuance of the notes to Martin Wade, Bruce Galloway and the secured promissory notes, the Company also issued detachable stock purchase warrants to purchase 8,250,000 shares of common stock exercisable at $.01 per share. The warrants expire in 2011 and 2012. Based on the relative fair values, the Company has attributed $230,000 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital and as a discount to the notes. The resulting discount on the notes is being amortized over the notes' initial term as a charge to interest expense. To date, 6,750,000 warrants have been exercised.

The Company considers the carrying value of its notes payable to be a reasonable estimation of its fair value based on the current market rates available to the Company for debt of the same remaining maturities.

 DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

Related interest expense, including those charges associated with the issuance of warrants, approximated $_96,000 and $485,000 for the years ended June 30, 2006 and 2005, respectively.

5. INCOME TAXES

For the years ended June 30, 2006 and 2005, a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

	2006	2005
Federal statutory rate	34%	34%
Valuation allowance on net operating loss carryforwards, and investment
write-downs	(34%)	(34%)
Effective income tax rate	-0-	-0-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company’s deferred tax assets and liabilities at June 30, 2006 and 2005 are as follows:

	2006		2005
Deferred tax assets:
Operating loss carryforwards	$3,748,000		$3,678,000
Write-down of investments	1,424,000		1,424,000
Total Deferred Tax Asset	5,172,000		4,278,000
Valuation Allowance	(5,172,000,	)	(4,278,000)
	$-0-		$-0-

A full valuation allowance is provided against all deferred tax assets due to the uncertainty as to their future realization.

Deferred taxes were not provided on accumulated other comprehensive income as management expects that the NOL will be sufficient to offset future gains.

Digital Creative Development Corporation and subsidiaries have not filed an income tax return since the year ended June 30, 2000. The draft financial statements for the year ended June 30, 2001 disclose a net operating loss carryforward of approximately $32,748,000. The current tax laws as it pertains to disposal of subsidiaries that generate net operating loss carryforwards ("NOL") essentially eliminate the NOL carryforward and do not provide for a company to recognize a loss on disposition of the subsidiary for tax purposes. However, the laws do provide for the parent to reallocate the NOL based upon their basis in the Companies being disposed of. We have obtained the consolidating worksheets for the fiscal year ended June 30, 2001 and have determined that the Company's investment in its subsidiaries is as follows:

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

CineBlast	$3,241,250
Tune-in	679,041
Keynomics	679,042
ATI-Delaware	1,101,008
$5,700,341

Therefore, the NOL for reporting purposes will be assumed to be the $5.7 million and will be finalized when all of the corporate tax returns are completed.

As of June 30, 2006, the Company had federal net operating loss carry forwards of $5.7 million available to offset future federal taxable income. The federal net operating loss carry-forwards expire in varying amounts through 2026.

The Company is in the process of filing its tax returns for the current and all applicable prior years.

6. PER SHARE INFORMATION

In accordance with SFAS No. 128, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents on convertible securities, options, and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 6,665,000 and 7,000,000 stock options and warrants excluded from the computation of Diluted EPS for the years ended June 30, 2006 and 2005, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.
 The following table sets forth the computation of basic and diluted per share information:

	June 30,
	2006	2005
	(in thousands)
Numerator:
Basic and Diluted:
Loss attributable to common shareholders	$(204.9)	$(1,041.8)
Denominator:
Weighted average common shares outstanding for basic and full dilution	51,680.1	51,649.2
Basic and Diluted Per Share Information:
Net loss	$(.01)	$(0.02)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

7. STOCK OPTIONS AND STOCK WARRANTS

During 2005, the Company granted 3,750,000 stock options, at an exercise price of $0.01 per share to certain officers and directors of the Company and to a former director in connection with past services to the Company.

In October, 2005, the Company made a contingent award to each of its current directors, Gary Herman and Skuli Thorvaldsson, as well as an award to a former director and significant shareholder, Bruce Galloway, options to purchase 7,440,000 shares of common stock at exercise prices ranging from of $.0732 per share to $0.1385 and expiring through June 2015. These options were awarded in connection with past services to the Company. The Company’s Board of Directors has approved this compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson contingent upon the receipt of a fairness opinion from an independent advisory firm and approval of such fairness opinion by the Board of Directors. The Board of Directors has not reviewed or approved the opinion of the independent advisory firm. If such compensation is granted in full, the value of the related awards will approximate $798,500 and be charged to earnings at that time.

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

A summary of the options and warrants issued under the Plan is presented in the table below:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE		WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding -June 30,2004	8,481,329	$	,41	3,131,575	$.18
Expired	(6,731,329)		$.47	(1,631,575)	$.34
Exercised	-0-		-0-	-0-	$-0-
Issued	3,750,000.01			-0-	--
Outstanding -June 30,2005	5,500,000	$	..0557	1,500,000	$.01
Expired	(335,000)		$.4660	-0-	$-0-
Exercised	-0-		-0--	-0-	-0--
Issued	-0-		$-0-	-0-	-0--
Outstanding -June 30,2006	5,165,000		$.0291	1,500,000	$.01

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

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

In November and December 1997, the Company consummated a private placement to investors with respect to equity units consisting of shares of its Series C Preferred Stock, with warrants to purchase shares of common stock attached, for aggregate proceeds of $990,000, On November 25, 1997, the Company sold 8,100 shares of Series C Preferred Stock, with warrants to purchase 121,500 shares of common stock attached. On December 23, 1997, the Company sold 1,800 shares of Series C Preferred Stock, with warrants to purchase 27,000 shares of common stock attached. The Company allocated approximately $137,000 of the proceeds to the value of the warrants and approximately $853,000 to the value of the preferred stock. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. At June 30, 2006 and 2005, the Company had accumulated and unpaid dividends of approximately $726,350 and $641,100, respectively, on this series of preferred stock. The warrants entitle the holder to purchase one share of common stock at an exercise price of $3.125 per share of common stock. The Company utilized the proceeds for working capital needs.

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $25,100 and $24,900 for the years ended June 30, 2006 and 2005, respectively.

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock are convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock. The amount of accumulated and unpaid dividends was approximately $465,000 and $405,000 at June 30, 2006 and 2005, respectively.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

For the years ended June 30, 2006 and 2005, the Company issued the following common shares:

	June 30,
	2006	2005
Common shares issued for services	40,000	-0-

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

On February 21, 2006 the principals of CineBlast filed a legal action seeking payment of the outstanding balances ($103,350) owed to them, plus the amount of the  debt reduced by formula ($21,400), and legal fees. On April 25, 2006 the court dismissed the action against the Company. On August 7, 2006 the court denied the Plaintiff’s motion to reargue. In September 2006, the Company received notice that it was served with another legal action from the principals of CineBlast. On November 15, 2006 the parties entered into a settlement agreement to satisfy the remaining liability over a period of approximately six months. As of the filing date of this report, the matter is settled and there are no further obligations to the principals of CineBlast.

11. SUBSEQUENT EVENTS

The Company has sold 295,300 shares of International Microcomputer Software, Inc. (n/k/a “Broadcaster, Inc.”) from June 30, 2006 to June 25, 2007 and has used the proceeds of approximately $385,300 for general working capital purposes. These shares were sold before the 1 for 2 reverse stock split of Broadcaster shares effected June 25, 2007. Additionally, 125,800 shares of Broadcaster were sold from June 25, 2007 to August 31, 2007; the proceeds of approximately $268,800 were used for general working capital purposes.

From time to time, the Company has sold and may continue to sell a certain amount of its holdings in Broadcaster, Inc. The proceeds of these sales are anticipated to be principally used by the Company for general working capital purposes.

 DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

On occasion, from July 1, 2006 to the present, the Company has needed to borrow funds from Mr. Herman to satisfy occasional cash shortfalls. These funds have amounted to a total of $30,000 with interest rates of 10%. These funds have been repaid.

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