Form 10QSB
period 2006-09-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2007-10-09
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the three months ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the transition period from _______ to _______

Commission file number 0-22315

DIGITAL CREATIVE DEVELOPMENT CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Utah	34-1413104
(State or other jurisdiction of	(I.R.S. Employer Identification No)
Incorporation or organization)

720 Fifth Avenue 10th Floor, New York, New York, 10019
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

Yes ☐ No ☒

As of September 27, 2007, 53,864,165 shares of Common Stock, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2006

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	INTERIM FINANCIAL STATEMENTS	3

	Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and June 30, 2006	F-1

	Consolidated (Unaudited) Statements of Operations and Comprehensive Income for the three months ended September 30, 2006 and 2005.	F-2

	Consolidated (Unaudited) Statement of Stockholders’ Equity for the three months ended September 30, 2006	F-3

	Consolidated Statements of Cash Flow for the three months ended September 30, 2006 and 2005.	F-4

	Notes to Interim Financial Statements	F-5

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	4

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6

Item 4.	CONTROLS AND PROCEDURES	6

Part II - OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	7

	Signatures.	8

	Certifications

Part I - FINANCIAL INFORMATION

Item 1.

INTERIM FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND JUNE 30, 2006

	September 30, 2006	June 30, 2006
	(Unaudited)	(Audited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25.0	$73.4
Marketable securities	831.6	1,302.0
TOTAL CURRENT ASSETS	856.6	1,375.4
.
OTHER ASSETS
Marketable securities and non-marketable securities and advances, net of $ 300,000at September 30 ,2006 and June 30,2006	6,087.1	9,565.1
TOTAL ASSETS	$6,943.7	$10,940.5

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses and other liabilities	$626.0	$599.9
Current portion of notes payable—related parties	1,004.0	914.1
TOTAL CURRENT LIABILITIES	1,630.0	1,514.0

STOCKHOLDERS' EQUITY
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $ 1 ; 2,200 Shares Issued and Outstanding; Involuntary Liquidation Preference of $ 1 Per Share Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $ 100 ; 9,900 Shares Issued and Outstanding; Involuntary Liquidation Preference of $ 100 Per Share Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $ 100 ; 4,000 Shares Issued and Outstanding; Involuntary Liquidation Preference of $ 100 Per Share Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued and Outstanding: 50,689,165 Shares at September 30, 2006 and 51,689,165 Shares at June 30, 2006	506.9	516.9
Additional paid in capital	38,380.1	38,370.1
Accumulated other comprehensive income	3,777.2	7,692.7
Accumulated deficit	(38,605.4)	(38,408.1)
TOTAL STOCKHOLDERS' EQUITY	5,313.7	9,426.5

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,943.7	$10,940.5

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,
	2006	2005
	(in thousands)
REVENUE	$-	$-
OPERATING EXPENSES
General and administrative expenses	(32.8)	(87.0)

LOSS FROM OPERATIONS	(32.8)	(87.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(39.5)	(21.5)
Realized gains net of unrealized gain on investments	12.5	-
Other settlements	(137.5)	-
TOTAL OTHER INCOME (EXPENSE)	(164.5)	(21.5)

NET LOSS	$(197.3)	$(108.5)

UNDECLARED PREFERRED STOCK DIVIDENDS	(36.4)	(36.4)

Net Loss available to common shareholders	$(233.7)	$(144.9)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	50,689.2	51,653.5

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.005)	$(0.003)

NET INCOME (LOSS)	$(197.3)	$(108.5)
Other comprehensive operations
Unrealized gain (loss) on marketable securities	(3,915.5)	(253.2)
Comprehensive net income (loss)	$(4,112.8)	$(361.7)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total
Balance at June 30, 2006 (Audited)	$2.2	$852.7	$400.0	$516.9	$38,370.1	$7,692.7	$(38,408.1)	$9,426.5

Unrealized loss on investments						(3,915.5)		(3,915.5)

Cancellation of common shares				(10.0)	10.0			-

Net loss							(197.3)	(197.3)

Balance at September 30, 2006	$2.2	$852.7	$400.0	$506.9	$38,380.1	$3,777.2	$(38,605.4)	$5,313.7

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(197.3)	$(108.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain) on investments net of unrealized gains on investments	(12.5)	-
Issuance of stock for services	-	5.6
Changes in assets and liabilities:
Increase (decrease) in accounts payable, accrued expenses and other liabilities	48.7	(40.5)

NET CASH USED IN OPERATING ACTIVITIES	(161.1)	(143.4)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments	22.7	72.7
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	22.7	72.7

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable—related parties	90.0	-
Payments of note payable	-	(30.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	90.0	(30.0)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(48.4)	$(100.7)

CASH AND EQUIVALENTS, beginning of year	73.4	111.5

CASH AND EQUIVALENTS, end of year	$25.0	$10.8

Cash payments for:
Interest expense	$-	$-
Income taxes	$-	$-

Supplemental disclosure of noncash transactions:

None	$-	$-

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2006 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

NOTE 2- PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at September 30, 2006 and June 30, 2006 is Digital Creative Development Company (Delaware). The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and had entered into the software technology industry through its investment in International Microcomputer Software, Inc. (n/k/a Broadcaster, Inc.). Broadcaster was a leading provider of stock house plans over the Internet with the largest selection of plans for consumers and builders. Broadcaster also sold a variety of related content and services over the Internet. In addition, Broadcaster was a developer and publisher of software solutions which is marketed and sold to individuals and small business users through an array of distribution channels. On June 2, 2006 IMSI (n/k/a Broadcaster, Inc.) closed its acquisition of AccessMedia Networks, Inc. The combined company operates under the name Broadcaster, Inc., and operates an Internet entertainment network (See “Subsequent Events”).

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 3- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at September 30, 2006 and June 30, 2006 as follows:

	September 30, 2006	June 30, 2006
	(in thousands)
Marketable Securities - current:
Broadcaster (formerly IMSI)	$380.4	$380.4

Other marketable securities	-	-
	380.4	380.4
Unrealized gain on marketable securities	451.2	921.6
Total	$831.6	$1,302.0

Marketable Securities - non-current:
Broadcaster (formerly IMSI)	$2,784.1	$2,794.3
Access Propeller Holdings , Inc.	300.0	300.0
Sub total	3,084.1	3,094.3
Unrealized gain on marketable securities	3,303.0	6,770.8
Less: allowance for impairments	(300.0)	(300.0))
Total	$6,087.1	$9,565.1

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
September 30, 2006
(Unaudited)

NOTE 4- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 5-. NOTES PAYABLE - RELATED PARTIES

At September 30, 2006 and June 30, 2006 the Company’s long term debt consisted of the following:

	September 30, 2006	June 30, 2006
	(in thousands)
Secured Promissory Note with Interest at 15%	$325.0	$325.0
$345,000 Secured Promissory Notes with Interest at 10%, net of discount	345.0	345.0
Notes payable to certain former executives and related parties	230.6	140.7
Debt due to former employees in conjunction with settlement agreement	103.4	103.4
	1,004.0	914.1

Less: Current portion	1,004.0	914.1
Long-term portion	$-	$-

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

All but three of the noteholders whose notes total $195,000 have extended their notes from December 31, 2005 to May 31, 2006. Additionally in May 2006 the same group of investors agreed to further extend the maturity dates of these notes to December 31, 2006. Subsequently, these noteholders have agreed to further extend the maturity dates of these notes to May 31, 2007 and additionally to December 31, 2007. The remaining three noteholders have not agreed to extend and those notes are now currently in default

On December 14, 2005, the Secured Promissory Note payable to Multi-Mag was extended to May 31, 2006 upon the payment of accrued interest from June 18, 2005 thru December 23, 2005 in the amount of $22,600. On May 31, 2006, the Company and Multi-Mag executed Amendment #4 to the Note. This amendment provides that the maturity date on the Note was extended to December 31, 2006 upon the payment of accrued interest from December 23, 2005 through May 31, 2006 in the amount of $21,263. On May 30, 2007, the Company and Multi-Mag executed Amendment # 5 to the Note. This amendment extended the maturity date of the Note to December 31, 2007 upon the payment of accrued interest from June 1, 2006 through May 31, 2007 in the amount of $48,750 payable no later than July 15, 2007. This amount was paid on August_8, 2007 and any defaults were waived by Multi-Mag.

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
September 30, 2006
(Unaudited)

NOTE 6- COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 7- SUBSEQUENT EVENTS

The Company has sold 295,300 shares of International Microcomputer Software, Inc. (n/k/a “Broadcaster, Inc.”) from June 30, 2006 through June 25, 2007. The proceeds of approximately $385,300 have been used for general working capital purposes. These shares were sold before the 1 for 2 stock split of Broadcaster’s shares effected on June 25, 2007. Additionally, 125,800 shares of Broadcaster were sold from June 25,2007 to August 31, 2007; the proceeds of approximately $268,800 were used for general working capital purposes.

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
September 30, 2006
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

On June 25, 2007, Broadcaster effected a 1 for 2 reverse stock split. As of September 27, 2007, the closing bid price of common stock of Broadcaster as quoted on the OTC Bulletin Board was $ 2.30.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30, 2006 Annual Report on Form 10-KSB.

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

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2006 Compared To The Three Month Period Ended September 30, 2005

Net loss increased to $197,300 in the three month period ended September 30, 2006 from $108,500 in the comparable 2005 period, principally due to a cash settlement satisfying a liability arising from the Company’s previous restaurant operations.. General and administrative expenses decreased 62% to $32,800 in the current period from $87,000 due to lower professional fees, including legal, administrative and accounting services. Interest and other expenses decreased 84% and totaled $39,500 in the 2006 period compared with $21,500 for the comparable 2005 period. Additionally, the company realized a gain on sales of marketable securities of $12,500 in the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current liabilities exceeded its current assets by approximately $783,400 at September 30, 2006, compared to current liabilities exceeding its current assets by $139,000 at June 30, 2006, principally due to the reduced market value of the Company’s investment in Broadcaster. The Company’s total investments at September 30, 2006 were $6.9 million compared to $10.9 million at June 30, 2006, reflecting the decrease in market value of the Company’s holdings in Broadcaster, Inc.

Since the Company is inactive, except for its interest in Broadcaster, and it is not contemplated that Broadcaster will declare and pay dividends on its common stock, the Company depends upon sales of its shares of Broadcaster, Inc common stock, which are quoted on the OTCBB in order to meet its expenses, unless the Company could obtain funding from third parties, of which there can be no assurance. In the three month period ended September 30, 2006, the Company sold 22,500 shares of Broadcaster, utilizing the total proceeds of $22,700 for general working capital purposes. The Company has sold 295,300 shares of International Microcomputer Software, Inc. (n/k/a “Broadcaster, Inc.”) from June 30, 2006 through May 31,2007. The proceeds of approximately $385,300 have been used for general working capital purposes. These shares were sold before the 1 for 2 stock split of Broadcaster’s shares effected on June 25, 2007. Additionally, 125,800 shares of Broadcaster were sold from June 25,2007 to August 31, 2007; the proceeds of approximately $268,800 were used for general working capital purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in relatively few investees, principally Broadcaster, Inc.. At September 30, 2006, almost 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc.

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

DIGITAL CREATIVE DIGITAL CORPORATION
Dated: October 9, 2007
	By:	Gary Herman
Name: Gary Herman Title: President

By:	Vincent De Lorenzo
Name: Vincent De Lorenzo Title: Chief Financial Officer