Form 10QSB
period 2006-12-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2007-10-09
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2006

☐	Transition report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the transition period from _______ to _______

Commission file number 0-22315

DIGITAL CREATIVE DEVELOPMENT CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Utah	34-1413104
(State or other jurisdiction of	(I.R.S. Employer Identification No)
Incorporation or organization)

720 Fifth Avenue, 10th Floor New York, New York, 10019
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
FOR THE THREE MONTHS ENDED
DECEMBER 31, 2006

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	INTERIM FINANCIAL STATEMENTS	3

	Consolidated Balance Sheets as of December 31, 2006 (Unaudited) and June 30, 2006	F-1

	Consolidated (Unaudited) Statements of Operations and Comprehensive Income for the six months and three months ended December 31, 2006 and 2005.	F-2

	Consolidated (Unaudited) Statement of Stockholders’ Equity for the six months ended December 31, 2006	F-3

	Consolidated Statements of Cash Flow for the six months ended December 31, 2006 and 2005.	F-4

	Notes to Interim Financial Statements	F-5

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	4

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6

Item 4.	CONTROLS AND PROCEDURES	7

Part II - OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	7

	Signatures.	8

	Certifications

Part I - FINANCIAL INFORMATION

Item 1.

INTERIM FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND JUNE 30, 2006

	December 31, 2006	June 30, 2006
	(Unaudited)	(Audited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8.6	$73.4
Marketable securities	1,092.0	1,302.0
TOTAL CURRENT ASSETS	1,100.6	1,375.4
.
OTHER ASSETS
Marketable securities and non-marketable securities and advances, net of $ 300,000 at December 31 , 2006 and June 30, 2006	7,807.5	9,565.1

TOTAL ASSETS	$8,908.1	$10,940.5

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other liabilities	$631.9	$599.9
Current portion of notes payable—related parties	944.0	914.1
TOTAL CURRENT LIABILITIES	1,575.9	1,514.0

STOCKHOLDERS' EQUITY
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $ 1 ; 2,200 Shares Issued and Outstanding; Involuntary Liquidation Preference of $ 1 Per Share Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $ 100 ; 9,900 Shares Issued and Outstanding; Involuntary Liquidation Preference of $ 100 Per Share Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $ 100 ; 4,000 Shares Issued and Outstanding; Involuntary Liquidation Preference of $ 100 Per Share Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued and Outstanding: 50,689,165 Shares at December 31, 2006 and 51,689,165 Shares at June 30, 2006	506.9	516.9
Additional paid in capital	38,380.1	38,370.1
Accumulated other comprehensive income	5,824.8	7,692.7
Accumulated deficit	(38,634.5)	(38,408.1)
TOTAL STOCKHOLDERS' EQUITY	7,332.2	9,426.5

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,908.1	$10,940.5

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Six Months Ended December 31 ,		For the Three Months Ended December 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

REVENUE	$-	$0.2	$-	$0.2

OPERATING EXPENSES
General and administrative expenses	137.8	125.3	105.0	38.3

LOSS FROM OPERATIONS	(137.8)	(125.1)	(105.0)	(38.1)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(66.1)	(74.3)	(26.6)	(52.8)
Realized gains net of unrealized gain on investments	115.0	30.0	102.5	30.0
Other settlements	(137.5)	-	-
TOTAL OTHER INCOME (EXPENSE)	(88.6)	(44.3)	75.9	(22.8)

NET LOSS	$(226.4)	$(169.4)	$(29.1)	$(60.9)

UNDECLARED PREFERRED STOCK DIVIDENDS	(72.8)	(72.8)	(36.4)	(36.4)

Net Loss available to common shareholders	$(299.2)	$(242.2)	$(65.5)	$(97.3)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	50,689.2	51,679.3	50,689.2	51,689.2

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.006)	$(0.005)	$(0.001)	$(0.002)

NET INCOME (LOSS)	$(226.4)	$(169.4)	$(29.1)	$(60.9)
Other comprehensive operations
Unrealized gain (loss) on marketable securities	(1,867.9)	(1,872.2)	2,047.6	(1,619.0)
Comprehensive net income (loss)	$(2,094.3)	$(2,041.6)	$2,018.5	$(1,679.9)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
(Unaudited)

(in thousands)

						Accumulated
	Preferred Stock				Additional	Other
	Series A	Series C	Series D	Common Stock	Paid-in Capital	Comprehensive Operations	Accumulated Deficit	Total

Balance at June 30, 2006 (Audited)	$2.2	$852.7	$400.0	$516.9	$38,370.1	$7,692.7	$(38,408.1)	$9,426.5

Unrealized loss on investments						(1,867.9)		(1,867.9)

Cancellation of common shares				(10.0)	10.0

Net loss							(226.4)	(226.4)

Balance at December 31, 2006	$2.2	$852.7	$400.0	$506.9	$38,380.1	$5,824.8	$(38,634.5)	$7,332.2

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31,
	2006	2005
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(226.4)	$(169.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain) on investments net of unrealized gains on investments	(115.0)	(30.0)
Issuance of stock for services	-	5.6
Changes in assets and liabilities:
Increase (decrease) in accounts payable, accrued expenses and other liabilities	56.8	(12.3)

NET CASH USED IN OPERATING ACTIVITIES	(284.6)	(206.1)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments	189.9	144.8

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	189.9	144.8

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable—related parties	90.0
Payments of note payable	(60.1)	(50.2)

NET CASH PROVIDED BY FINANCING ACTIVITIES	29.9	(50.2)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(64.8)	$(111.5)

CASH AND EQUIVALENTS, beginning of year	73.4	111.5

CASH AND EQUIVALENTS, end of year	$8.6	$-

Cash payments for:
Interest expense	$-	$22.6
Income taxes	$-	$-

Supplemental disclosure of noncash transactions:

None	$-	$-

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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

NOTE 2- PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at December 31, 2006 and June 30, 2006 is Digital Creative Development Company (Delaware). The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and had entered into the software technology industry through its investment in International Microcomputer Software, Inc. (n/k/a Broadcaster, Inc.). Broadcaster was a leading provider of stock house plans over the Internet with the largest selection of plans for consumers and builders. Broadcaster also sold a variety of related content and services over the Internet. In addition, Broadcaster was a developer and publisher of software solutions which is marketed and sold to individuals and small business users through an array of distribution channels. On June 2, 2006 IMSI (n/k/a Broadcaster, Inc.) closed its acquisition of AccessMedia Networks, Inc. The combined company operates under the name Broadcaster, Inc., and operates an Internet entertainment network (See “Subsequent Events”).

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE 3- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at December 31, 2006 and June 30, 2006 as follows:

	December 31, 2006	June 30, 2006
	(in thousands)
Marketable Securities - current:
Broadcaster (formerly IMSI)	$380.4	$380.4

Other marketable securities	-	-
	380.4	380.4
Unrealized gain on marketable securities	711.6	921.6
Total	$1,092.0	$1,302.0

Marketable Securities - non-current:
Broadcaster (formerly IMSI)	$2,719.4	$2,794.3
Access Propeller Holdings , Inc.	300.0	300.0
Sub total	3,019.4	3,094.3
Unrealized gain on marketable securities	5,088.1	6,770.8
Less: allowance for impairments	(300.0)	(300.0)
Total	$7,807.5	$9,565.1

The shares of Broadcaster, Inc. owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of Broadcaster, Inc.'s then outstanding shares of common stock. In the event that Broadcaster, Inc. becomes listed on the NASDAQ or on a national securities exchange, the maximum amount that can be sold will be the greater of one percent of the outstanding shares and the average weekly trading volume of Broadcaster, Inc.'s common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Further, in connection with the merger with AccessMedia Networks, Inc., the Board of Directors of the Company approved the execution of a Lock-Up Agreement with Broadcaster which provided that the Company may transfer up to two (2%) percent of its holdings of Broadcaster in each sixty (60) day period following the Closing Date as defined in the merger agreement. That agreement expired on June 2, 2007. Since these shares are restricted, the shares which can be sold within one year are shown as a current asset and the balance of the shares are shown in other assets on the balance sheet. A total of 200,000 shares of Broadcaster, Inc. common stock secures the Company's 15% $325,000 Promissory Note which Broadcaster, Inc. sold to Multi Mag Corporation (“Multi-Mag”) in January 2005 and approximately 373,935 shares of Broadcaster, Inc. common stock secure the $345,000 Notes to investors.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

These shares reflect the 1 for 2 reverse stock split of Broadcaster’s shares effected on June 25, 2007.

NOTE 4- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 5-. NOTES PAYABLE - RELATED PARTIES

At December 31, 2006 and June 30, 2006 the Company’s long term debt consisted of the following:

	December 31, 2006	June 30, 2006
	(in thousands)
Secured Promissory Note with Interest at 15%	$325.0	$325.0
$345,000 Secured Promissory Notes with Interest at 10%, net of discount	345.0	345.0
Notes payable to certain former executives and related parties	199.4	140.7
Debt due to former employees in conjunction with settlement agreement	74.6	103.4
	944.0	914.1

Less: Current portion	944.0	914.1
Long-term portion	$-	$-

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

On February 21, 2006 the principals of CineBlast filed a legal action seeking payment of the outstanding balances ($103,350), plus the amount of the debt reduced by a formula in an original agreement ($21,400), and legal fees. On April 25, 2006 the court dismissed the action against the Company. On August 7, 2006 the court denied the Plaintiff’s motion to reargue. In September 2006 the Company received notice that it was served with another legal action from the principals of CineBlast. On November 15, 2006 the parties entered into a settlement agreement to satisfy the remaining liability over a period of approximately six months. As of the filing date , the matter is settled and there are no further obligations to the principals of CineBlast.

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

On December 14, 2005, the Secured Promissory Note payable to Multi-Mag was extended to May 31, 2006 upon the payment of accrued interest from June 18, 2005 thru December 23, 2005 in the amount of $22,600. On May 31, 2006, the Company and Multi-Mag executed Amendment #4 to the Note. This amendment provides that the maturity date on the Note was extended to December 31, 2006 upon the payment of accrued interest from December 23, 2005 through May 31, 2006 in the amount of $21,263. On May 30, 2007, the Company and Multi-Mag executed Amendment # 5 to the Note. This amendment extended the maturity date of the Note to December 31, 2007 upon the payment of accrued interest from June 1, 2006 through May 31, 2007 in the amount of $48,750 payable no later than July 15, 2007. This amount was paid on August 8, 2007 and any defaults were waived by Multi-Mag.

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
December 31, 2006
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
December 31, 2006
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

On June 25, 2007, Broadcaster effected a 1 for 2 reverse stock split. As of June September 27, 2007, the closing bid price of common stock of Broadcaster as quoted on the OTC Bulletin Board was $ 2.30.

In connection with the transaction, the Board of Directors of the Company approved the execution of a Lock-Up Agreement. This lock-up agreement provided that the Company may transfer up to two (2%) percent of its holdings of Broadcaster in each sixty (60) day period following the Closing Date as defined in the merger agreement. A transfer is defined as a sale, offer, pledge, contract to sell, make any short sale of, grant any option for the purchase of, or enter into any hedging or similar transaction with the same economic effect as a sale, or otherwise transfer or dispose of, directly or indirectly. The transfer provisions of the lock-up may be waived at the good faith determination of Baytree Capital Associates, LLC, the investment banking firm to BCAS. This agreement expired on June 2, 2007. From time to time, the Company has sold and may sell a certain amount of its holdings in Broadcaster. The proceeds of any such sales are anticipated to be used by the Company principally for general working capital purposes.

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

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2006 Compared To The Three Month Period Ended December 31, 2005

Net loss decreased to $29,100 in the three month period ended December 31, 2006 from $60,900 in the comparable 2005 period, principally due to higher gains on sales of investments which totaled $102,500 in the current period an increase from $30,000 in the 2005 period. General and administrative expenses increased 174% to $105,000 in the current period from $38,300 due to higher professional fees, including legal, administrative and accounting services. Interest and other expenses decreased 50% and totaled $26,600 in the 2006 period compared with $52,800 for the comparable 2005 period.

Six Month Period Ended December 31, 2006 Compared To The Six Month Period Ended December 31, 2005

Net loss increased to $226,400 in the six month period ended December 31, 2006 from $169,400 in the comparable 2005 period, principally due to a cash settlement satisfying a liability arising from the Company’s previous restaurant operations.. General and administrative expenses increased 10% to $137,800 in the current period from $125,300 in the prior period due to higher professional fees, including legal, administrative and accounting services. Gains on sales of investments totaled $115,000 in the 2006 six month period, representing an increase of $85,000 from the comparable 2005 six month period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current liabilities exceeded its current assets by approximately $485,300 at December 31, 2006, compared to current liabilities exceeding its current assets by $139,000 at June 30, 2006, principally due to the reduced market value of the Company’s investment in Broadcaster. The Company’s total investments at December 31, 2006 were $8.9 million compared to $10.9 million at June 30, 2006, reflecting the decrease in market value of the Company’s holdings in Broadcaster, Inc.

Since the Company is inactive, except for its interest in Broadcaster, and it is not contemplated that Broadcaster will declare and pay dividends on its common stock, the Company depends upon sales of its shares of Broadcaster, Inc common stock, which are quoted on the OTCBB in order to meet its expenses, unless the Company could obtain funding from third parties, of which there can be no assurance. The Company has sold 295,300 shares of International Microcomputer Software, Inc. (n/k/a “Broadcaster, Inc.”) from June 30, 2006 through May 31, 2007. The proceeds of approximately $385,300 have been used for general working capital purposes. For the six month period ended December 31, 2006, the Company sold 165,300 shares of Broadcaster, utilizing the total proceeds of $189,900 for general working capital purposes. These shares were sold before the 1 for 2 stock split of Broadcaster’s shares effected on June 25, 2007. Additionally, 125,800 shares of Broadcaster were sold from June 25,2007 to August 31, 2007; the proceeds of approximately $268,800 were used for general working capital purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in relatively few investees, principally Broadcaster, Inc.. At December 31, 2006, almost 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc.

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