Form 10QSB
period 2007-03-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2007-10-09
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the transition period from _______ to  _______

Commission file number 0-22315

DIGITAL CREATIVE DEVELOPMENT CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Utah	34-1413104
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No)

720 Fifth Avenue 10th Floor, New York, New York 10019
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
FOR THE THREE MONTHS ENDED
MARCH 31, 2007

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	INTERIM FINANCIAL STATEMENTS	3

	Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and June 30, 2006	F-1

	Consolidated (Unaudited) Statements of Operations and Comprehensive Income for the nine months and three months ended March 31, 2007 and 2006.	F-2

	Consolidated (Unaudited) Statement of Stockholders’ Equity for the nine months ended March 31, 2007	F-3

	Consolidated Statements of Cash Flow for the nine months ended March 31, 2007 and 2006.	F-4

	Notes to Interim Financial Statements	F-5

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	4

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6

Item 4.	CONTROLS AND PROCEDURES	7

Part II - OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	7

	Signatures.	8

	Certifications

Part I - FINANCIAL INFORMATION

Item 1.

INTERIM FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31 , 2007 AND JUNE 30, 2006

	March 31, 2007	June 30, 2006
	(Unaudited)	(Audited)
	(in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1.9	$73.4
Marketable securities	1,041.6	1,302.0
TOTAL CURRENT ASSETS	1,043.5	1,375.4
.
OTHER ASSETS
Marketable securities and non-marketable securities and advances, net of $ 300,000
at March 31 , 2007 and June 30, 2006	7,310.7	9,565.1

TOTAL ASSETS	$8,354.2	$10,940.5

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other liabilities	$677.6	$599.9
Current portion of notes payable--related parties	821.6	914.1
TOTAL CURRENT LIABILITIES	1,499.2	1,514.0

STOCKHOLDERS' EQUITY
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $ 1 ; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $ 100 ; 9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $ 100 ; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued and Outstanding:
50,689,165 Shares at March 31, 2007 and 51,689,165 Shares at June 30, 2006	506.9	516.9
Additional paid in capital	38,380.1	38,370.1
Accumulated other comprehensive income	5,351.1	7,692.7
Accumulated deficit	(38,638.0)	(38,408.1)
TOTAL STOCKHOLDERS' EQUITY	6,855.0	9,426.5

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,354.2	$10,940.5

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Nine Months Ended March 31 ,		For the Three Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

REVENUE	$-	$0.2	$-	$-

OPERATING EXPENSES
General and administrative expenses	218.9	185.8	81.1	60.5

LOSS FROM OPERATIONS	(218.9)	(185.6)	(81.1)	(60.5)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(109.0)	(97.7)	(42.9)	(23.4)
Realized gains net of unrealized gain on investments	235.5	49.3	120.5	19.3
Other settlements	(137.5)		-
TOTAL OTHER INCOME (EXPENSE)	(11.0)	(48.4)	77.6	(4.1)

NET LOSS	$(229.9)	$(234.0)	$(3.5)	$(64.6)

UNDECLARED PREFERRED STOCK DIVIDENDS	(109.1)	(109.1)	(36.4)	(36.4)

Net Loss available to common shareholders	$(339.0)	$(343.1)	$(39.9)	$(101.0)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	50,689.2	51,677.2	50,689.2	51,689.2

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.007)	$(0.007)	$(0.001)	$(0.002)

NET INCOME (LOSS)	$(229.9)	$(234.0)	$(3.5)	$(64.6)
Other comprehensive operations
Gain (loss) on marketable securities	(2,341.6)	(954.6)	(473.7)	917.6
Comprehensive net income (loss)	$(2,571.5)	$(1,188.6)	$(477.2)	$853.0

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(Unaudited)

(in thousands)

						Accumulated
	Preferred Stock				Additional	Other
	Series A	Series C	Series D	Common Stock	Paid-in Capital	Comprehensive Operations	Accumulated Deficit	Total

Balance at June 30, 2006 (Audited)	$2.2	$852.7	$400.0	$516.9	$38,370.1	$7,692.7	$(38,408.1)	$9,426.5

Unrealized loss on investments						(2,341.6)		(2,341.6)

Cancellation of common shares				(10.0)	10.0			-

Net loss							(229.9)	(229.9)

Balance at March 31, 2007	$2.2	$852.7	$400.0	$506.9	$38,380.1	$5,351.1	$(38,638.0)	$6,855.0

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2007	2006
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(229.9)	$(234.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain) on investments net of unrealized gains on investments	(235.5)	(49.3)
Issuance of stock for services	-	5.6
Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	126.2	68.6

NET CASH USED IN OPERATING ACTIVITIES	(339.2)	(209.1)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments	360.2	175.4

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	360.2	175.4

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable--related parties	120.0	-
Payments of note payable	(212.5)	(50.3)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(92.5)	(50.3)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(71.5)	$(84.0)

CASH AND EQUIVALENTS, beginning of year	73.4	111.5

CASH AND EQUIVALENTS, end of year	$1.9	$27.5

Cash payments for:
Interest expense	$-	$-
Income taxes	$-	$-

Supplemental disclosure of noncash transactions:

None	$-	$-

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

NOTE 2- PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at March 31, 2007 and June 30, 2006 is Digital Creative Development Company (Delaware). The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and had entered into the software technology industry through its investment in International Microcomputer Software, Inc. (n/k/a Broadcaster, Inc.). Broadcaster was a leading provider of stock house plans over the Internet with the largest selection of plans for consumers and builders. Broadcaster also sold a variety of related content and services over the Internet. In addition, Broadcaster was a developer and publisher of software solutions which is marketed and sold to individuals and small business users through an array of distribution channels. On June 2, 2006 IMSI (n/k/a Broadcaster, Inc.) closed its acquisition of AccessMedia Networks, Inc. The combined company operates under the name Broadcaster, Inc., and operates an Internet entertainment network (See “Subsequent Events”).

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 3- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at March 31, 2007 and June 30, 2006 as follows:

	(in thousands)
	March 31, 2007	June 30, 2006

Marketable Securities - current:
Broadcaster (formerly IMSI)	$380.4	$380.4

Other marketable securities	-	-
	380.4	380.4
Unrealized gain on marketable securities - Current portion	661.2	921.6
Total	$1,041.6	$1,302.0

Marketable Securities - non-current:
Broadcaster (formerly IMSI)	$2,669.6	$2,794.3
Access Propeller Holdings , Inc.	300.0	300.0
Sub total	2,969.6	3,094.3
Unrealized gain on marketable securities - Non-Current portion	4,641.1	6,770.8
Less: allowance for impairments	(300.0)	(300.0)
Total	$7,310.7	$9,565.1

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
March 31, 2007
(Unaudited)

NOTE 4- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 5- NOTES PAYABLE - RELATED PARTIES

At March 31, 2007 and June 30, 2006 the Company’s long term debt consisted of the following:

	(in thousands)
	March 31, 2007	June 30, 2006
Secured Promissory Note with Interest at 15%	$325.0	$325.0
$345,000 Secured Promissory Notes with Interest at 10%, net of discount	345.0	345.0
Notes payable to certain former executives and related parties	134.5	140.7
Debt due to former employees in conjunction with settlement agreement	17.1	103.4
	821.6	914.1

Less: Current portion	821.6	914.1
Long-term portion	$-	$-

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
March 31, 2007
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

On June 25, 2007, Broadcaster effected a 1 for 2 reverse stock split. As of September 25, 2007, the closing bid price of common stock of Broadcaster as quoted on the OTC Bulletin Board was $ 2.30.

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

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2007 Compared To The Three Month Period Ended March 31, 2006

Net loss decreased to $3.500 in the three month period ended March 31, 2007 from $64.600 in the comparable 2006 period, principally due to higher gains on sales of investments which totaled $120,500 in the current period an increase from $19,300 in the 2006 period. General and administrative expenses increased 34% to $81,100 in the current period from $60,500 due to higher professional fees, including legal, administrative and accounting services. Interest and other expenses increased 83% and totaled $42,900 in the 2007 period compared with $23,400 for the comparable 2006 period.

Nine Month Period Ended March 31, 2007 Compared To The Nine Month Period Ended March 31, 2006

Net loss of $229,900 in the nine month period ended March 31, 2007 approximated the net loss of $234,000 in the comparable 2006 period as a cash settlement of $137,500 satisfying a liability arising from the Company’s previous restaurant operations was offset by higher realized gains on sales of investments in the 2007 period. General and administrative expenses increased 18% to $218,900 in the current period from $185,800 in the prior period due to higher professional fees, including legal, administrative and accounting services. Gains on sales of investments totaled $235,500 in the 2007 nine month period, representing an increase of $186,200 from the comparable 2006 nine month period.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current liabilities exceeded its current assets by approximately $465,700 at March 31, 2007, compared to current liabilities exceeding its current assets by $139,000 at June 30, 2006, principally due to the reduced market value of the Company’s investment in Broadcaster. The Company’s total investments at March 31, 2007 were $8.4 million compared to $10.9 million at June 30, 2006, reflecting the decrease in market value of the Company’s holdings in Broadcaster, Inc.

Since the Company is inactive, except for its interest in Broadcaster, and it is not contemplated that Broadcaster will declare and pay dividends on its common stock, the Company depends upon sales of its shares of Broadcaster, Inc common stock, which are quoted on the OTCBB in order to meet its expenses, unless the Company could obtain funding from third parties, of which there can be no assurance. The Company has sold 295,300 shares of International Microcomputer Software, Inc. (n/k/a “Broadcaster, Inc.”) from June 30, 2006 through May 31,2007. The proceeds of approximately $385,300 have been used for general working capital purposes. For the nine month period ended March 31, 2007, the Company sold 275,300 shares of Broadcaster, utilizing the total proceeds of $360,200 for general working capital purposes. These shares were sold before the 1 for 2 stock split of Broadcaster’s shares effected on June 25, 2007. Additionally, 125,800 shares of Broadcaster were sold from June 25, 2007 to August 31, 2007; the proceeds of approximately $268,800 were used for general working capital purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in relatively few investees, principally Broadcaster, Inc. At March 31, 2007, almost 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc.

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