Form 10KSB
period 2007-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2007-10-18
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT
Under Section 13 or 15(d) of the Securities Act of 1934
For the Fiscal Year Ended June 30, 2007

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year. $ -0-
Shares outstanding: 53,864,165 at October 12, 2007

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

On February 28, 2002, the Company and Broadcaster entered into an agreement, which provided for the conversion of the promissory note purchased by the Company into 9,000,000 shares of common stock of Broadcaster plus $250,000 in cash to be paid in 15 monthly installments. The parties agreed to terminate the merger contemplated by the Merger Agreement. Broadcaster also agreed to prepare and file a registration statement registering 2,000,000 shares of common stock and to provide the Company with piggyback registration rights with respect to the remaining 7,000,000 shares. Effective January 31, 2002, certain members of the Boards of Directors of the Company and Broadcaster resigned, with no directors serving on the boards of both companies. On June 25, 2007, Broadcaster effected a 1 for 2 stock split. As October 11, 2007, the closing bid price of common stock of Broadcaster (symbol BCAS) as quoted on the OTC Bulletin Board was $1.95.

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

On June 2, 2006 Broadcaster closed its merger with AccessMedia Networks, Inc. (“AccessMedia”). On December 14, 2005 the board of the Company approved the execution of a Voting Agreement and Irrevocable Proxy in support of the transaction.  The Company's ownership stake in Broadcaster was reduced from approximately 25% to approximately 11% as a result of the issuance of shares of common stock of Broadcaster to the shareholders of AccessMedia. Under the merger agreement, if Broadcaster achieved certain performance milestones, the shareholders of AccessMedia were to be issued additional shares of Broadcaster which would further reduce the Company's ownership percentage. In the first calendar quarter of 2007, an additional 29.4 million shares of common stock of Broadcaster were issued to former shareholders of AccessMedia reducing the Company’s ownership in Broadcaster to approximately 6.5%. The combined company now trades under the ticker symbol BCAS, on the OTC Bulletin Board (OTCBB). As of October 11, 2007, the closing bid price of common stock of Broadcaster (symbol BCAS) as quoted on the OTC Bulletin Board was $1.95.

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

Employees

As of June 30, 2007 and through the current date, the Company has no employees. Gary Herman, the Company’s Chairman, Chief Executive Officer, President and Secretary and Vincent De Lorenzo the Company’s Chief Financial Officer serve on a management consulting basis. Mr. De Lorenzo became Chief Financial Officer effective July 12, 2007 upon the resignation of Skuli Thorvaldsson , effective July 12, 2007.

Acquisitions

The Company‘s investments as of June 30, 2007 should be regarded as strategic deployments of Company assets to develop its digital entertainment and software business, rather than financial investments that generally are considered to constitute investment securities.

The Company has never held itself out as an investment company; its historical development has focused almost exclusively on restaurant, software and digital entertainment business. Although the Company continues to search for candidates with which to enter into business combinations or strategic transactions, it does not have an operating business except for its interest, as of October_15, 2007, in Broadcaster represented by its ownership interest of approximately 3,500,000 shares of common stock of Broadcaster, constituting approximately 6.5% of the total outstanding shares of that entity’s common stock. These shares are reflective of Broadcaster’s 1 for 2 reverse split effected June 25, 2007.

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

Item 2. Description of Property.

The Company's principal executive offices are located at 720 Fifth Avenue, 10th Floor New York, NY 10019. The Company is utilizing office space of its President at a minimal cost to the Company until an acquisition or business transaction is consummated. The amount of office space currently utilized by the Company is insignificant.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The following table sets forth the high and low prices for the periods indicated as reported by the National Daily Quotation Service, Inc. between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. On October 9, 2007 the closing bid price was $.12 /share.

2006 Fiscal Year
First Quarter	$.19	$.11
Second Quarter	$.15	$.07
Third Quarter	$.19	$.19
Fourth Quarter	$.38	$.15

2007 Fiscal Year
First Quarter	$.38	$.13
Second Quarter	$.14	$.07
Third Quarter	$.23	$.10
Fourth Quarter	$.22	$.10

2008 Fiscal Year
First Quarter	$.20.	$.12

The Common Stock was recorded on the OTC Bulletin Board with the symbol DCDC. In November 2001, the Company's stock was delisted from the OTC Bulletin Board due to its failure to timely file its Form 10-KSB with the Securities and Exchange Commission. The stock is traded on the Pink Sheets. On October 12, 2007 the number of record holders of the Company's Common Stock was 491.

Dividends

In November and December 1997, the Company consummated a private placement with respect to equity units consisting of shares of its Series C Preferred Stock and warrants to purchase shares of common stock for aggregate proceeds of $990,000. The Company sold 9,900 shares of Series C Preferred Stock with warrants to purchase 148,500 shares of common stock attached. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100/share plus accrued and unpaid dividends, at any time. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semi-annually, if and when the Board declares a dividend. On September 28, 1998, the Company sold 4,000 shares of Series D Preferred Stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $400,000. The preferred stock is convertible into 400,000 shares of common stock. The holders of the preferred stock are entitled to a cumulative dividend of 15% per annum, payable semi annually, if and when the Board declares a dividend. To date, the Company has not paid any dividends on its Common Stock or Preferred Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Series A and Series C Preferred Stock. The amount of accumulated and unpaid dividends on the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock was approximately $1,362,000 as of June 30, 2007..

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

 Results of Operations Fiscal 2007 and Fiscal 2006

The Company had no operating revenues in fiscal years 2007 and 2006. General and administrative expenses decreased by $33,300 from $264,400 principally due to lower administrative expenses. Total Other Income increased $85,300 from fiscal 2006 to $144,800 principally due to realized gains on sales of securities. The net effect of the aforementioned resulted in a net loss of $86,300 in the 2007 fiscal year compared to a $204,900 loss for the 2006 fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current liabilities exceeded its current assets by $289,900 at June 30, 2007, compared to current liabilities exceeding its current assets by $138,600 at June 30, 2006. The change in working capital is principally due to the decrease in market value of the Company’s holdings in Broadcaster, Inc The Company had cash or cash equivalents of $5,000 and $73,400 at June 30, 2007 and 2006, respectively. Marketable securities—current portion, had a market value of approximately $1.1 million and $1.3 million at June 30, 2007 and June 30, 2006, respectively; this decrease is principally due to the decrease in market value of the Company’s holdings in Broadcaster common shares addressed above. Marketable securities.-noncurrent portion were $7.4 million and $9.6 million at June 30, 2007 and June 30, 2006, respectively, which decrease reflected the decrease in market value of the Company’s holdings in Broadcaster common shares as well as sales of those shares in the current period.. Current and Total Liabilities were $1.3 million and $1.5 million at June 30, 2007 and at June 30, 2006, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in Broadcaster, Inc. At June 30, 2007, 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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

The Company has adopted a Code of Ethics, which is administered by the Board of Directors. A copy is available upon request from the Company. Beneficial Ownership Reporting Compliance

Section 16 A (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal year ended June 30, 2007 all filing requirements were met.

Item 10. Executive Compensation.

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2007; 2006; and 2005.

(a) Summary Compensation Table

		Awards	Payouts		Payouts	Long term Compensation
Name and Principal Position	Year	Compensation	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Gary Herman President	2007	$48,200	0	0	0	0	0	0
	2006	$96,300 *	0	0	0	0	0	0
	2005	$79,850 *	-0-	-0-	0	1,750,000	0	0

Skuli Thorvaldsson Former CFO	2007	-0-	0	0	0	-0-	0	0
	2006	-0-	0	0	0	-0-	0	0
	2005	-0-	-0-	-0-	-0-	1,250,000

* The compensation listed above is in the form of consulting payments to GH Ventures, LLC, Mr. Gary Herman or a related entity ; Mr. Vincent De Lorenzo;and Mr. Skuli Thorvaldsson.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of October 12, 2007, with respect to officers, directors and persons who are known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Miller, Ellin & Company, LLP for the audit of our annual financial statements and fees for other services for the years ended June 30, 2007and 2006:

	2007	2006

Audit fees: (1)	$49,000	$$50,000

Audit related fees: (2)	$24,500	None

Tax fees: (3)	None	None

All other fees: (4)	None	None

Total	$73,500	$$50,000

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

Our Board of Directors pre-approved the retention of Miller, Ellin & Company, LLP for all audit, audit-related and tax services during fiscal 2007 and 2006.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DEVELOPMENT CORPORATION (Registrant)

Date: October 16, 2007

By: /s/ Gary Herman

Gary Herman, President October 16, 2007

By: /s/ Vincent De Lorenzo
Vincent De Lorenzo, Chief Financial Officer October 16, 2007

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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders Digital Creative Development Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Digital Creative Development Corporation & Subsidiary as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Creative Development Corporation and Subsidiary as of June 30, 2007 and 2006, and the result of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MILLER, ELLIN & COMPANY, LLP CERTIFIED PUBLIC ACCOUNTANTS

New York, New York October 15, 2007

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30,
	2007	2006
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$5.0	$73.4
Marketable securities	1,054.2	1,302.0
TOTAL CURRENT ASSETS	1,059.2	1,375.4
.
OTHER ASSETS
Marketable securities and non-marketable securities and advances,
net of $300,000 at June 30 ,2007 and 2006	7,374.1	9,565.1
TOTAL ASSETS	$8,433.3	$10,940.5
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses and other liabilities	$542.5	$599.9
Current portion of notes payable--related parties	796.6	914.1
TOTAL CURRENT LIABILITIES	1,339.1	1,514.0

STOCKHOLDERS' EQUITY
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $ 1 ;2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $ 100 ;9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $ 100 ;4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $ .01; Authorized 75,000,000 Shares; Issued and Outstanding:
53,864,165 Shares at June 30,2007 and 51,689,165 Shares at June 30,2006	538.6	516.9
Additional paid in capital	38,380.1	38,370.1
Accumulated other comprehensive income	5,415.0	7,692.7
Accumulated deficit	(38,494.4)	(38,408.1)
TOTAL STOCKHOLDERS' EQUITY	7,094.2	9,426.5

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,433.3	$10,940.5

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30,

	2007	2006
	(in thousands)
REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	231.1	264.4

(LOSS) FROM OPERATIONS	(231.1)	(264.4)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(95.1)	(35.7)
Realized gains on investments	251.5	170.5
Settlement of litigation with former employees	(11.6)	-
Other settlements	-	(75.3)
TOTAL OTHER INCOME (EXPENSE)	144.8	59.5

NET LOSS	$(86.3)	$(204.9)

UNDECLARED PREFERRED STOCK DIVIDENDS	(145.5)	(145.5)

Net Loss available to common shareholders	$(231.8)	$(350.4)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	51,225.7	51,680.1

BASIC AND DILUTED LOSS PER SHARE	$(0.005)	$(0.007)

NET LOSS	$(86.3)	$(204.9)
Other comprehensive operations
Unrealized Gain (Loss) on marketable securities	(2,277.7)	2,105.1
Comprehensive net income (loss)	$(2,364.0)	$1,900.2

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30,2007 AND JUNE 30,2006
(in thousands)

						Accumulated
		Preferred Stock		Common	Additional Paid-in	Other Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total
Balance at June 30, 2005	$2.2	$852.7	$400.0	$516.5	$38,364.9	$5,587.6	$(38,203.2)	$7,520.7
Unrealized gain on investments						2,105.1		2,105.1
Issuance of common stock for services				0.4	5.2			5.6
Net loss							(204.9)	(204.9)
Balance at June 30, 2006	$2.2	$852.7	$400.0	$516.9	$38,370.1	$7,692.7	$(38,408.1)	$9,426.5
Unrealized loss on investments						(2,277.7)		(2,277.7)
Option exercises				31.7			-	31.7
Cancellation of common shares				(10.0)	10.0			-
Net loss							(86.3)	(86.3)
Balance at June 30, 2007	$2.2	$852.7	$400.0	$538.6	$38,380.1	$5,415.0	$(38,494.4)	$7,094.2

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30 , 2007 AND 2006

	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(86.3)	$(204.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized gains on marketable securities	(251.5)	(170.4)
Issuance of stock for services	-	5.6
Changes in assets and liabilities:
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(30.1)	(7.2)

NET CASH USED IN OPERATING ACTIVITIES	(367.9)	(376.9)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments	385.3	363.3
Proceeds from option exercises	31.7
NET CASH PROVIDED BY INVESTING ACTIVITIES	417.0	363.3

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable--related parties	30.0	26.7
Payments of note payable --related parties	(44.2)	(1.0)
Payments of other long term debt	(103.3)	(50.2)
NET CASH (USED IN) FINANCING ACTIVITIES	(117.5)	(24.5)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(68.4)	$(38.1)

CASH AND EQUIVALENTS, beginning of year	73.4	111.5

CASH AND EQUIVALENTS, end of year	$5.0	$73.4

CASH PAYMENTS FOR:
Interest expense	$-	$43.9
Income taxes	$-	$-

Supplemental disclosure of noncash transactions:

None	$-	$-

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using a fair value based method, in accordance with the provisions of SFAS No. 123R, "Share-Based Payment."

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

Under such fair value method the grant date fair value of the share-based awards are charged to expenses over their vesting period.

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

 RECENT ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

2. INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at June 30, 2006 and 2005, as follows:

	June 30, 2007	June 30, 2006
Marketable Securities-current:
Broadcaster, Inc., (formerly IMSI)	$380,400	$380,400
	380,400	380,400
Unrealized gain on marketable securities	673,800	921,600
Total	$1,054,200	$1,302,000

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

MMarketable Securities - non-current:
Broadcaster, Inc.(formerly IMSI)	$2,660,600	$2,794,200
Access Propeller Holdings, Inc.	300,000	300,000
	2,960,600	3,094,300
Unrealized gain on marketable securities	4,713,500	6,770,800
Less: allowance for impairments	(300,000)	(300,000)
Total	$7,374,100	$9,565,100

The shares of Broadcaster, Inc. owned by the Company are "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company can publicly sell, within any three month period, a number of shares not to exceed one percent of Broadcaster, Inc.'s then outstanding shares of common stock. In the event that Broadcaster, Inc. becomes listed on the NASDAQ or on a national securities exchange, the maximum amount that can be sold will be the greater of one percent of the outstanding shares and the average weekly trading volume of Broadcaster, Inc.'s common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Further, in connection with the merger with AccessMedia Networks, Inc., the Board of Directors of Broadcaster, Inc. approved the execution of a Lock-Up Agreement which provides that the Company may transfer up to two (2) percent of its holdings of Broadcaster in each sixty (60) day period following the Closing Date as defined in the merger agreement. That agreement expired June 2, 2007. Since these shares are restricted, the shares, which can be sold within one year, are shown as a current asset and the balance of the shares are shown in other assets on the balance sheet. A total of 200,000 shares of Broadcaster, Inc. common stock secures the Company's 15% $325,000 Promissory Note which Broadcaster, Inc. sold to Multi Mag Corporation in January 2005 and approximately 373,845 shares of Broadcaster, Inc. common stock secures the $345,000 Notes to investors. The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected at June 25, 2007.

As of the date of this filing, the Company has an ownership stake in Access Propeller Holdings, Inc. (“Access”). After reviewing the most recent financial history of Access and the prospective earnings and liquidity situation, it was decided to record a full allowance of the Company’s investment in Access. Therefore, effective June 30, 2005, the Company recorded an impairment loss for the total amount of its investment in Access.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses consist basically of accrued legal and other professional fees and general administrative expenses of the Company.

4. NOTES PAYABLE -RELATED PARTIES

At June 30, 2007 and 2006, the Company’s long term debt consisted of the following:

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

	June 30, 2007	June 30, 2006
Secured Promissory Note with Interest at 15%	$325,000	$325,000
$345,000 Secured Promissory Notes with Interest at 10%, net of discount	345,000	345,000
Notes payable to certain former executives	126,600	140,794
Debt due to former employees in conjunction with settlement agreement	-0-	103,350

Total	796,600	914,144
Less: Current portion	796,600	914,144
	$-0-	$-0-

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

Throughout the period from July 1, 2001 through June 30, 2007, Mr. Bruce Galloway, the Company's former chairman, and Gary Herman and a related entity had advanced monies with interest rates up to 10% to allow the Company to satisfy operating expenses and occasional cash shortfalls.The amounts outstanding to both Mr. Galloway and Mr. Herman totaled $76,600 and $90,700, at June 30,2007 and 2006 respectively, before accrued interest, at June 30, 2007 and 2006, respectively. The due dates of all of these related party notes to current and former directors have been extended to December 31, 2007. The Company's management is confident that future extensions, if necessary, can be obtained, but there can be no assurance of this.

On September 18, 2003, the Company entered into a 15% one-year note with IMSI (n/k/a Broadcaster Inc.) whereby we borrowed $350,000. The note was due, with interest, on September 18, 2004. In addition, 200,000 shares of IMSI (n/k/a Broadcaster) common stock currently owned by the Company secure this note. The agreement provided that the Company not sell any of its holdings in Broadcaster common stock with the exception of private sales of Broadcaster common stock, until February 15, 2004. Concurrent with this note on February 25, 2003, the Company repaid Broadcaster the entire principal portion of a $50,000 note. That note was unsecured and bore interest at 4%. The shares reflect the 1 for 2 stock split of Broadcaster's shares effected June 25, 2007.

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

On January 31, 2005, IMSI (n/k/a Broadcaster Inc.)  sold and assigned the Note to Multi-Mag Corporation ("Multi-Mag").

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

The Company and Multi-Mag have since executed Amendments #2 through #5, all of which exended the due date of the Note upon payment of accrued interest. As of this filing, the maturity date of the Note is extended to December 31, 2007 and interest through May 31, 2007 has been paid.

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

The number of shares of Broadcaster, Inc. Common Stock pledged as Collateral was subject to adjustment one year after the initial closing date based on the 30-day trailing average of the bid prices of shares of Common Stock of Broadcaster, Inc. as listed on the OTC Bulletin Board or such other exchange as such shares are then listed upon. As such, the number of shares that are subject to the pledge agreement as of June 2007 and June 2006 are 373,845 shares. The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected June 25, 2007.

All but three of the noteholders whose notes total $195,000 have extended their notes to December 31, 2007.The remaining three noteholders have not agreed to extend and those notes are now currently in default.

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

In connection with the issuance of the notes to Martin Wade, Bruce Galloway and the secured promissory notes, the Company also issued detachable stock purchase warrants to purchase 8,250,000 shares of common stock exercisable at $.01 per share. The warrants expire in 2011 and 2012. Based on the relative fair values, the Company has attributed $230,000 of the total proceeds to the warrants and has recorded the warrants as additional paid-in capital and as a discount to the notes. The resulting discount on the notes is being amortized over the notes' initial term as a charge to interest expense. To date, 6750,000 warrants have been exercised.

The Company considers the carrying value of its notes payable to be a reasonable estimation of its fair value based on the current market rates available to the Company for debt of the same remaining maturities.

Related interest expense, including those charges associated with the issuance of warrants, approximated $_106,000 and $96,000 for the years ended June 30, 2007 and 2006, respectively.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

5. INCOME TAXES

For the years ended June 30, 2007 and 2006, a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

	2007	2006
Federal statutory rate	34%	34%
Valuation allowance on net operating loss carryforwards, and investment
write-downs	(34%)	(34%)
Effective income tax rate	-0-	-0-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company’s deferred tax assets and liabilities at June 30, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Operating loss carryforwards	$3,794,000	$$3,760,000
Write-down of investments	1,544,000	1,544,000
Total Deferred Tax Asset	5,338,000	5,304,000
Valuation Allowance	(5,338,000)	(5,304,000)
	$-0-	$-0-

A full valuation allowance is provided against all deferred tax assets due to the uncertainty as to their future realization.

Deferred taxes were not provided on accumulated other comprehensive income as management expects that the NOL will be sufficient to offset future gains.

Digital Creative Development Corporation and subsidiaries have not filed an income tax return since the year ended June 30, 2000. The draft financial statements for the year ended June 30, 2001 disclose a net operating loss carryforward of approximately $32,748,000. The current tax laws as it pertains to disposal of subsidiaries that generate net operating loss carryforwards ("NOL") essentially eliminate the NOL carryforward and do not provide for a company to recognize a loss on disposition of the subsidiary for tax purposes. However, the laws do provide for the parent to reallocate the NOL based upon their basis in the Companies being disposed of. Therefore, based on the Company's investment in the subsidiaries as of June 30, 2001, the Company has determined that its NOL should be allocated as follow:

CineBlast	$3,241,250
Tune-in	679,041
Keynomics	679,042
ATI-Delaware	1,101,008
$5,700,341

 DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

Therefore, the NOL for reporting purposes will be assumed to be the $5.7 million and will be finalized when all of the corporate tax returns are completed.

As of June 30, 2007, the Company had federal net operating loss carry forwards of $5.7 million available to offset future federal taxable income. The federal net operating loss carry-forwards expire in varying amounts through 2027.

The Company is in the process of filing its tax returns for the current and all applicable prior years.

6. PER SHARE INFORMATION

In accordance with SFAS No. 128, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents on convertible securities, options, and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 1,750,000 and 6,665,000 stock options and warrants excluded from the computation of Diluted EPS for the years ended June 30, 2007 and 2006, respectively, as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	June 30,
	2005	2006
	(in thousands)
Numerator:
Basic and Diluted:
Loss attributable to common shareholders	$(86.3)	$(204.9)
Denominator:
Weighted average common shares outstanding for basic and full dilution	51,225.7	51,680.1
Basic and Diluted Per Share Information:
Net loss	$(.01)	$(0.01)

7. STOCK OPTIONS AND STOCK WARRANTS

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
June 30, 2007 and 2006

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

A summary of the options and warrants issued under the Plan is presented in the table below:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE		WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding -June 30,2005	5,500,000		$.0557	1,500,000	$.01
Expired	(335,000)		$.4660	-0-	$-0-
Exercised	-0-		-0-	-0-	$-0-
Issued	-0-		-0-	-0-	--
Outstanding -June 30,2006	5,165,000	$	..0291	1,500,000	$.01
Expired	(1,240,000)		$.01	(500,000)-	$.01-
Exercised	(3,175,000)		.01	-0-	.01
Issued	-0-		$-0-	-0-	-0-
Outstanding -June 30,2007	750,000		$.01	1,000,000	$.01

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

9. STOCKHOLDERS' EQUITY

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $25,300 and $25,100 for the years ended June 30, 2007 and 2006, respectively.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. At June 30, 2007 and 2006, the Company had accumulated and unpaid dividends of approximately $811,600 and $726,400, respectively, on this series of preferred stock. The holders of Series C Preferred Stock have warrants which entitle the holder to purchase one share of common stock at an exercise price of $3.125 per share of common stock. The Company utilized the proceeds for working capital needs.

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock are convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock. The amount of accumulated and unpaid dividends was approximately $525,000 and $465,000 at June 30, 2007 and 2006, respectively.

For the years ended June 30, 2007 and 2006, the Company issued the following common shares:

	June 30,
	2007	2006
Common shares issued for services	-0-	40,000-

Option exercises	3,175,000	-0-

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
June 30, 2007 and 2006

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

11. SUBSEQUENT EVENTS

The Company has sold 125,800 shares of Broadcaster were sold from June 30, 2007 to September 30, 2007; the proceeds of approximately $268,800 were used for general working capital purposes.

From time to time, the Company has sold and may continue to sell a certain amount of its holdings in Broadcaster, Inc. The proceeds of these sales are anticipated to be principally used by the Company for general working capital purposes.