Form 10QSB
period 2007-09-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2007-10-30
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarter ended September 30, 2007

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

As of October 22, 2007, 53,864,165 shares of Common Stock, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2007

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	INTERIM FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and June 30, 2007	F-1

	Condensed Consolidated (Unaudited) Statements of Operations and Comprehensive Income for the three months ended September 30, 2007 and 2006.	F-2

	Condensed Consolidated (Unaudited) Statement of Stockholders’ Equity for the three months ended September 30, 2007	F-3

	Condensed Consolidated Statements of Cash Flow for the three months ended September 30, 2007 and 2006.	F-4

	Notes to Interim Financial Statements	F-5

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	4

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6

Item 4.	CONTROLS AND PROCEDURES	7

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	7

	Signatures.	8

	Certifications

Part I - FINANCIAL INFORMATION

Item 1.

INTERIM FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007	June 30,2007
	(Unaudited)	(Audited)
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$13.3	$5.0
Marketable securities	7,396.8	1,054.2
TOTAL CURRENT ASSETS	7,410.1	1,059.2

OTHER ASSETS
Marketable securities and non-marketable securities and advances,
net of $300,000 at September 30, 2007 and June 30 , 2007	-	7,374.1

TOTAL ASSETS	$7,410.1	$8,433.3

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other liabilities	$506.5	$542.5
Notes payable--related parties	795.6	796.6
TOTAL CURRENT LIABILITIES	1,302.1	1,339.1

STOCKHOLDERS' EQUITY
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ;2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ;9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $100 ;4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding:
53,864,165 Shares at September 30, 2007 and June 30, 2007	538.6	538.6
Additional paid in capital	38,380.1	38,380.1
Accumulated other comprehensive income	4,469.8	5,415.0
Accumulated deficit	(38,535.4)	(38,494.4)
TOTAL STOCKHOLDERS' EQUITY	6,108.0	7,094.2

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,410.1	$8,433.3

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(unaudited)

	2007	2006
	(in thousands)

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	(171.8)	(32.8)

(LOSS) FROM OPERATIONS	(171.8)	(32.8)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(24.0)	(39.5)
Realized gains on investments	154.8	12.5
Other settlements	-	(137.5)
TOTAL OTHER INCOME (EXPENSE)	130.8	(164.5)

NET LOSS	$(41.0)	$(197.3)

UNDECLARED PREFERRED STOCK DIVIDENDS	(36.4)	(36.4)

Net Loss available to common shareholders	$(77.4)	$(233.7)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	50,689.2

BASIC AND DILUTED LOSS PER SHARE	$-	$-

NET LOSS	$(41.0)	$(197.3)
Other comprehensive operations
Unrealized Gain (Loss) on marketable securities	(945.2)	(3,915.5)
Comprehensive net income (loss)	$(986.2)	$(4,112.8)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2007 (audited)	$2.2	$852.7	$400.0	$538.6	$38,380.1	$5,415.0	$(38,494.4)	$7,094.2

Unrealized loss on investments						(945.2)		(945.2)

Net loss							(41.0)	(41.0)

Balance at September 30, 2007 (unaudited)	$2.2	$852.7	$400.0	$538.6	$38,380.1	$4,469.8	$(38,535.4)	$6,108.0

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(unaudited)

	2007	2006
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(41.0)	$(197.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized gains on marketable securities	(154.8)	(12.5)

Changes in assets and liabilities:
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(36.0)	48.7

NET CASH USED IN OPERATING ACTIVITIES	(231.8)	(161.1)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	241.1	22.7

NET CASH PROVIDED BY INVESTING ACTIVITIES	241.1	22.7

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable--related parties	-	90.0
Payments of note payable --related parties	(1.0)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	(1.0)	90.0

NET CHANGE IN CASH AND CASH EQUIVALENTS	$8.3	$(48.4)

CASH AND EQUIVALENTS, beginning of period	5.0	73.4

CASH AND EQUIVALENTS, end of period	$13.3	$25.0

CASH PAYMENTS FOR:
Interest expense	$48.7	$-
Income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of September 30, 2007 and for the three months ended September 30, 2007 and 2006 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying consolidated balance sheet as of June 30, 2007 and other information as of June 30, 2007 has been derived from the Company's audited annual financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2007 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

NOTE 2- PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at September 30, 2007 and June 30, 2007 is Digital Creative Development Corporation (Delaware). The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through the investment in International Microcomputer Software, Inc. (“IMSI”), (n/k/a Broadcaster, Inc).  Since 1982, IMSI (n/k/a Broadcaster, Inc.) had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. On June 2, 2006 IMSI closed its acquisition of AccessMedia Networks, Inc. The combined company operates under the name Broadcaster, Inc., and operates an Internet entertainment network.

In June 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. ” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination. The Company adopted FIN 48 as of July 1, 2007.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2007.  The evaluation was performed for the initial tax year ended June 30, 2007, the only year which is subject to examination for Federal and state purposes as of September 30, 2007.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 3- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at September 30, 2007 (unaudited) and June 30, 2007 (audited) as follows:

	(in thousands)
	September 30, 2007 (Unaudited)	June 30, 2007 (Audited)

Marketable Securities - current:
Broadcaster (formerly IMSI)	$2,927.0	$380.4
Other securities	27.7	-0-

	2,954.7	380.4
Unrealized gain on marketable securities - Current portion	4,442.1	673.8
Total	$7,396.8	$1,054.2

Marketable Securities - non-current:
Broadcaster (formerly IMSI)	$-	$2,660.6
Access Propeller Holdings , Inc.	300.0	300.0
Sub total	300.0	2,960.6
Unrealized gain on marketable securities - Non-Current portion	-	4,713.5
Less: allowance for impairments	(300.0)	(300.0)
Total	$-	$7,374.1

Up until August 2007  the shares of Broadcaster, Inc. owned by the Company were "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company could publicly sell, within any three month period, a number of shares not to exceed one percent of Broadcaster, Inc.'s then outstanding shares of common stock. In the event that Broadcaster, Inc. became listed on the NASDAQ or on a national securities exchange, the maximum amount that could be sold was the greater of one percent of the outstanding shares and the average weekly trading volume of Broadcaster, Inc.'s common stock for the four weeks preceeding the Company's filing of a notice of sale with the SEC. Since these shares were restricted, the shares, which could be sold within one year, were shown as a current asset and the balance of the shares were shown in other assets on the balance sheet.

In August 2007, that restriction was removed upon the resignation from the Board of Directors of Broadcaster, Inc. of a former director and significant shareholder of the Company, Mr. Bruce Galloway. Accordingly, the restriction as to the balance sheet classification of these shares was also removed.

A total of 200,000 shares of Broadcaster, Inc. common stock secures the Company's 15% $325,000 Promissory Note which Broadcaster, Inc. sold to Multi Mag Corporation in January 2005 and approximately 373,845 shares of Broadcaster, Inc. common stock secures the $345,000 Notes to investors. The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected at June 25, 2007.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

The Company has sold 125,800 shares of Broadcaster, Inc. from June 30, 2007 through September 30, 2007. The proceeds of approximately $268,800 have been used for general working capital purposes.

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

NOTE 5- NOTES PAYABLE - RELATED PARTIES

At September 30, 2007 (unaudited) and June 30, 2007 (audited) the Company’s long term debt consisted of the following:

	(in thousands)
	September 30, 2007 (Unaudited)	June 30, 2007 (Audited)
Secured Promissory Note with Interest at 15%	$325.0	$325.0
$345,000 Secured Promissory Notes with Interest at 10%	345.0	345.0
Notes payable to certain former executives and related parties	125.6	126.6

	795.6	796.6

Less: Current portion	795.6	796.6
Long-term portion	$-	$-

Of the $345,000 Secured Promissory Notes, all but three of these noteholders whose notes total $195,000 have extended their notes to December 31, 2007. The three remaining noteholders have not agreed to extend and those notes are now currently in default.

On May 30, 2007, the Company and Multi-Mag executed Amendment # 5 to the $325,000 Secured Promissory Note. This amendment extended the maturity date of the Note to December 31, 2007 upon the payment of accrued interest from June 1, 2006 through May 31, 2007 in the amount of $48,750 payable no later than July 15, 2007. This amount was paid on August 8, 2007 and any defaults were waived by Multi-Mag.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 6- COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 7- STOCK-BASED COMPENSATION

In October, 2005, the Company made a contingent award to each of its current directors, Gary Herman and Skuli Thorvaldsson, as well as an award to a former director and significant shareholder, Bruce Galloway, options to purchase 7,440,000 shares of common stock at exercise prices ranging from $.0732 per share to $0.1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $798,500.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30, 2007 Annual Report on Form 10-KSB.

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

Acquisitions or business combinations may not be available at the times or on terms acceptable to the Company, or at all. In addition, acquiring, or combining with, a business involves many risks, including:

•	unforeseen obligations or liabilities;

•	difficulty assimilating the acquired operations and personnel;

•	risks of entering markets in which we have little or no direct prior experience;

•	potential impairment of relationships with employees or customers as a result of changes in management; and

•	Potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets.

•	unforeseen obligations or liabilities;

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

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2007 Compared To The Three Month Period Ended September 30, 2006

Net loss decreased to $41,000 in the three month period ended September 30, 2007 from $197,300 in the comparable 2006 period, principally due to higher gains on sales of investments which totaled $154,800 in the current period, an increase from $12,500 in the 2006 period. General and administrative expenses increased to $171,800 in the current period from $32,800 due to higher professional fees, including legal, administrative and accounting services. These expenses were offset in the 2007 period as Other settlement expenses of $137,500 in the 2006 period were not incurred in the 2007 period. Interest and other expenses totaled $24,000 in the 2007 period compared with $39,500 for the comparable 2006 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current assets exceeded its current liabilities by approximately $6.1 million at September 30, 2007, compared to current liabilities exceeding its current assets by $279,900 at June 30, 2007, principally due to the removal of the restriction on the sale of the Company's investment in Broadcaster; that restriction determined the number of Broadcaster shares that could be sold within one year. The increase in current assets from the classification of the Company's investment in Broadcaster is net of the reduced market value of the that investment. The Company's total investments at September 30, 2007 were $7.4 million compared to $8.4 million at June 30, 2007, reflecting the decrease in market value of the Company's holdings in Braodcaster, Inc.

Since the Company is inactive, except for its interest in Broadcaster, and it is not contemplated that Broadcaster will declare and pay dividends on its common stock, the Company depends upon sales of its shares of Broadcaster, Inc common stock, which are quoted on the OTCBB in order to meet its expenses, unless the Company could obtain funding from third parties, of which there can be no assurance. The Company has sold 125,800 shares of International Microcomputer Software, Inc. (n/k/a “Broadcaster, Inc.”) from June 30, 2007 through September 30, 2007. The proceeds of approximately $268,800 have been used for general working capital purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in Broadcaster, Inc. At September 30, 2007, almost 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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

DIGITAL CREATIVE DIGITAL CORPORATION

Dated: October 29, 2007	By:	/s/ Gary Herman
Name: Gary Herman
Title: President

By:	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo
Title: Chief Financial Officer