Form 10QSB
period 2007-12-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2008-02-19
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarter ended December 31, 2007

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

As of February 8, 2008 53,864,165 shares of Common Stock, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
FOR THE THREE MONTHS AND SIX MONTHS ENDED
DECEMBER 31, 2007

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	INTERIM FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of December 31, 2007 (Unaudited) and June 30, 2007	F-1

	Condensed Consolidated (Unaudited) Statements of Operations and Comprehensive Income for the three months and six months ended December 31, 2007 and 2006.	F-2

	Condensed Consolidated (Unaudited) Statement of Stockholders’ Equity for the six months ended December 31, 2007	F-3

	Condensed Consolidated Statements of Cash Flow for the six months ended December 31, 2007 and 2006.	F-4

	Notes to Interim Financial Statements	F-5

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	4

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6

Item 4.	CONTROLS AND PROCEDURES	7

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	7

	Signatures.	8

	Certifications

Part I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2007
	(Unaudited)	(Audited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$0.2	$5.0
Marketable securities	514.8	1,054.2
TOTAL CURRENT ASSETS	515.0	1,059.2

OTHER ASSETS
Marketable securities and non-marketable securities and advances, net of $300,000 at December 31, 2007 and June 30 , 2007	-	7,374.1

TOTAL ASSETS	$515.0	$8,433.3

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other liabilities	$556.6	$542.5
Notes payable--related parties	795.6	796.6
TOTAL CURRENT LIABILITIES	1,352.2	1,339.1

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ;2,200 Shares Issued and Outstanding; Involuntary Liquidation Preference of $ 1 Per Share Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ;9,900 Shares Issued and Outstanding; Involuntary Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $100 ;4,000 Shares Issued and Outstanding; Involuntary Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding: 53,864,165 Shares at December 31, 2007 and June 30, 2007	538.6	538.6
Additional paid in capital	38,380.1	38,380.1
Accumulated other comprehensive income (loss)	(2,371.4)	5,415.0
Accumulated deficit	(38,639.4)	(38,494.4)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(837.2)	7,094.2

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$515.0	$8,433.3

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Six Months Ended December 31 ,		For the Three Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	244.5	137.8	72.7	105.0

(LOSS) FROM OPERATIONS	(244.5)	(137.8)	(72.7)	(105.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(48.0)	(66.1)	(24.0)	(26.6)
Realized gains (losses) net of unrealized gain on investments	147.5	115.0	(7.3)	102.5
Other settlements	-	(137.5)	-	-
TOTAL OTHER INCOME (EXPENSE)	99.5	(88.6)	(31.3)	75.9

NET LOSS	$(145.0)	$(226.4)	$(104.0)	$(29.1)

UNDECLARED PREFERRED STOCK DIVIDENDS	(72.8)	(72.8)	(36.4)	(36.4)

Net Loss available to common shareholders	$(217.8)	$(299.2)	$(140.4)	$(65.5)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	50,689.2	53,864.2	50,689.2

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$-	$-	$-	$-

NET INCOME (LOSS)	$(145.0)	$(226.4)	$(104.0)	$(29.1)
Other comprehensive operations
Unrealized gain (loss) on marketable securities	(7,786.4)	(1,867.9)	(6,841.2)	2,047.6
Comprehensive net income (loss)	$(7,931.4)	$(2,094.3)	$(6,945.2)	$2,018.5

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2007 (audited)	$2.2	$852.7	$400.0	$538.6	$38,380.1	$5,415.0	$(38,494.4)	$7,094.2

Unrealized loss on investments						(7,786.4)		(7,786.4)

Net loss							(145.0)	(145.0)

Balance at December 31, 2007 (unaudited)	$2.2	$852.7	$400.0	$538.6	$38,380.1	$(2,371.4)	$(38,639.4)	$(837.2)

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(unaudited)

	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(145.0)	$(226.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized gains on marketable securities	(147.5)	(115.0)

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	14.1	57.1

NET CASH USED IN OPERATING ACTIVITIES	(278.4)	(284.3)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	274.6	189.9

NET CASH PROVIDED BY INVESTING ACTIVITIES	274.6	189.9

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable--related parties	-	90.0
Payments of note payable --related parties	(1.0)	(60.1)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(1.0)	29.9

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(4.8)	$(64.5)

CASH AND EQUIVALENTS, beginning of period	5.0	73.4

CASH AND EQUIVALENTS, end of period	$0.2	$8.9

CASH PAYMENTS FOR:
Interest expense	$48.8	$-
Income taxes	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

 DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of December 31, 2007 and for the three months and six months ended December 31, 2007 and 2006 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying consolidated balance sheet as of June 30, 2007 and other information as of June 30, 2007 has been derived from the Company's audited annual financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2007 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

NOTE 2- PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at December 31, 2007 and June 30, 2007 is Digital Creative Development Corporation (Delaware). The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through the investment in International Microcomputer Software, Inc. (“IMSI”), (n/k/a Broadcaster, Inc).  Since 1982, IMSI (n/k/a Broadcaster, Inc.) had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. On June 2, 2006 IMSI closed its acquisition of AccessMedia Networks, Inc. The combined company operates under the name Broadcaster, Inc., and operates an Internet entertainment network.

In June 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under the guidelines of FIN 48, an entity should recognize a financial statement benefit for a tax position if it determines that it is more likely than not that the position will be sustained upon examination. The Company adopted FIN 48 as of July 1, 2007.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2007.  The evaluation was performed for the initial tax year ended June 30, 2007, the only year which is subject to examination for Federal and state purposes as of December 31, 2007.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE 3- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at December 31, 2007 (unaudited) and June 30, 2007 (audited) as follows:

	(in thousands)
	December 31, 2007	June 30, 2007
	(Unaudited)	(Audited)
Marketable Securities - current:
Broadcaster (formerly IMSI)	$2,886.2	$380.4

Unrealized gain (loss) on marketable securities - Current portion	(2,371.4)	673.8
Total	$514.8	$1,054.2

Marketable Securities - non-current:
Broadcaster (formerly IMSI)	$-	$2,660.6
Access Propeller Holdings , Inc.	300.0	300.0
Sub total	300.0	2,960.6
Unrealized gain on marketable securities - Non-Current portion	-	4,713.5
Less: allowance for impairments	(300.0)	(300.0)
Total	$-	$7,374.1

Up until August 2007 the shares of Broadcaster, Inc. owned were "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company could publicly sell, within any three month period, a number of shares not to exceed one percent of Broadcaster, Inc.'s then outstanding shares of common stock. In the event that Broadcaster, Inc. became listed on the NASDAQ or on a national securities exchange, the maximum amount that could be sold was the greater of one percent of the outstanding shares and the average weekly trading volume of Broadcaster, Inc.'s common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Since these shares were restricted, the shares, which could be sold within one year, were shown as a current asset and the balance of the shares were shown in other assets on the balance sheet.

In August 2007, that restriction was removed upon the departure from the Board of Directors of Broadcaster, Inc. in May 2007 of a former director and significant shareholder of the Company, Mr. Bruce Galloway. Accordingly, the restriction as to the balance sheet classification of these shares was also removed.

In an action entitled Paul Goodman vs. Martin Wade, (et al) (New York Supreme Court, Index 100707/08) commenced on January 16, 2008, Broadcaster, the Company Gary Herman, Bruce Galloway and most other shareholders who seek removal of two of the Directors of Broadcaster were named as defendants in an action commenced by one of such directors of Broadcaster The Plaintiff alleges that the Information Statement filed on December 21, 2007 with the SEC contains false and defamatory assertions.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

The Plaintiff served an Order to Show Cause to enjoin the defendants from publishing any false or defamatory statements in filings with the SEC pending a hearing scheduled for January 23, 2008. The Company and several other shareholders representing in a majority of the shares of common stock outstanding of Broadcaster, Inc., delivered a written consent and 14C Information Statement providing for the removal without cause of two members of the Board of Directors of Broadcaster.  Such removal was motivated by the shareholders’ lack of confidence in the business judgment of the two directors. Mr. Goodman seeks $10 million in damages. While there can be no assurance as to the outcome of this matter, the Company believes the action is without merit and is vigorously defending this action. A hearing was heard on January 23rd and the presiding judge withdrew the temporary restraining order.

A total of 200,000 shares of Broadcaster, Inc. common stock secures the Company's 15% $325,000 Promissory Note which Broadcaster, Inc. sold to Multi Mag Corporation in January 2005 and approximately 373,845 shares of Broadcaster, Inc. common stock secures the $345,000 Notes to investors. The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected at June 25, 2007. Due to the recent decline in the price of shares of Broadcaster, the Notes are now under-collateralized

The Company has sold 140,300 shares of Broadcaster, Inc. from June 30, 2007 through December 31, 2007. The proceeds of approximately $275,000 have been used for general working capital purposes.

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

NOTE 5- NOTES PAYABLE - RELATED PARTIES

At December 31, 2007 (unaudited) and June 30, 2007 (audited) the Company’s long term debt consisted of the following:

	(in thousands)
	December 31,2007	June 30, 2007
	(Unaudited)	(Audited)
Secured Promissory Note with Interest at 15%	$325.0	$325.0
$345,000 Secured Promissory Notes with Interest at 10%	345.0	345.0
Notes payable to certain former executives and related parties	125.6	126.6

	795.6	796.6

Less: Current portion	795.6	796.6
Long-term portion	$-	$-

Of the $345,000 Secured Promissory Notes, all but three of these noteholders whose notes total $195,000 have extended their notes to May 31, 2008. The three remaining noteholders have not agreed to extend and those notes are now currently in default.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

On May 30, 2007, the Company and Multi-Mag executed Amendment #5 to the $325,000 Secured Promissory Note. This amendment extended the maturity date of the Note to December 31, 2007 upon the payment of accrued interest from June 1, 2006 through May 31, 2007 in the amount of $48,750 payable no later than July 15, 2007. This amount was paid on August 8, 2007 and any defaults were waived by Multi-Mag.

NOTE 6- COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 7- STOCK-BASED COMPENSATION

In October, 2005, the Company made a contingent award to each of its current directors, Gary Herman and Skuli Thorvaldsson, as well as an award to a former director and significant shareholder, Bruce Galloway.The award consisired of options granted to purchase 7,440,000 shares of common stock at exercise prices ranging from $.0732 per share to $0.1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $798,500.

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

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2007 Compared To The Three Month Period Ended December 31, 2006

Net loss increased to $104,000 in the three month period ended December 31, 2007 from $29,100 in the comparable 2006 period, principally due to lower gains on sales of investments which resulted in a loss of $7,300 in the current period, an decrease from a gain of $102,500 in the 2006 period. General and administrative expenses decreased to $72,700 in the current period from $105,000 due to lower professional fees, including legal, administrative and accounting services.

Six Month Period Ended December 31, 2007 Compared To The Six Month Period Ended December 31, 2006

Net loss decreased to $145,000 in the six month period ended December 31, 2007 from $226,400 in the comparable 2006 period, principally due to higher gains on sales of investments which totaled $147,500 in the current period, an increase of $32,500 from the 2006 period. Costs of settlements were not incurred in the 2007 period, while the prior period experienced a total of $137,500.General and administrative expenses increased to $244,500 in the current period from $137,800 due to higher professional fees, including legal, administrative and accounting services.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $837,000 at December 31, 2007, compared to current liabilities exceeding its current assets by $279,900 at June 30, 2007, principally due the reduced market value of the Company’s investment in Broadcaster. Offsetting this decrease was the removal of the restriction on the sale of the Company's investment in Broadcaster; that restriction determined the number of Broadcaster shares that could be sold within one year. The result was a reclassification of the entire investment to current assets. The Company's total investments at December 31, 2007 were $515,000 compared to $8.4 million at June 30, 2007.

Since the Company is inactive, except for its interest in Broadcaster, and it is not contemplated that Broadcaster will declare and pay dividends on its common stock, the Company depends upon sales of its shares of Broadcaster, Inc common stock, which are quoted on the OTCBB in order to meet its expenses, unless the Company could obtain funding from third parties, of which there can be no assurance The Company has sold 140,300 shares of Broadcaster, Inc. from June 30, 2007 through December 31, 2007. The proceeds of approximately $275,000 have been used for general working capital purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in Broadcaster, Inc. At December 31, 2007, almost 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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

Item 1. Legal Proceedings

The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments, that are material, have been properly accrued.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

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

DIGITAL CREATIVE DIGITAL CORPORATION

Dated: February 19, 2008	By:	/s/ Gary Herman Name: Gary Herman
Title: President

By:	/s/ Vincent De Lorenzo Name: Vincent De Lorenzo
Title: Chief Financial Officer