Form 10-Q
period 2008-03-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2008-05-21
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of The Securities Exchange Act Of 1934

For the quarter ended March 31, 2008

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

As of May 12, 2008 53,864,165 shares of Common Stock, $.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
FOR THE THREE MONTHS AND SIX MONTHS ENDED
MARCH 31, 2008

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	INTERIM FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and June 30, 2007	F-1

	Condensed Consolidated (Unaudited) Statements of Operations and Comprehensive Income for the three months and nine months ended March 31, 2008 and 2007	F-2

	Condensed Consolidated (Unaudited) Statement of Stockholders’ Equity for the nine months ended March 31, 2008	F-3

	Condensed Consolidated Statements of Cash Flow for the nine months ended March 31, 2008 and 2007	F-4

	Notes to Interim Financial Statements	F-5

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	4

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6

Item 4.	CONTROLS AND PROCEDURES	7

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	7

	Signatures	8

	Certifications

Part I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2008	June 30, 2007
	(Unaudited)	(Audited)
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$0.2	$5.0
Marketable securities	610.2	1,054.2
TOTAL CURRENT ASSETS	610.4	1,059.2
.
OTHER ASSETS
Marketable securities and non-marketable securities and advances,
net of $300,000 at December 31, 2007 and June 30, 2007	-	7,374.1
TOTAL ASSETS	$610.4	$8,433.3
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses and other liabilities	$629.7	$542.5
Notes payable--related parties	795.6	796.6
TOTAL CURRENT LIABILITIES	1,425.3	1,339.1

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ;2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ;9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $100 ;4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding:
53,864,165 Shares at March 31, 2008 and June 30, 2007	538.6	538.6
Additional paid in capital	38,380.1	38,380.1
Accumulated other comprehensive income (loss)	(2,276.0)	5,415.0
Accumulated deficit	(38,712.5)	(38,494.4)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(814.9)	7,094.2

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$610.4	$8,433.3

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Three Months
	March 31,		Ended March 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	289.9	218.9	45.4	81.1

(LOSS) FROM OPERATIONS	(289.9)	(218.9)	(45.4)	(81.1)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(72.0)	(109.0)	(24.0)	(42.9)
Realized gains (losses) net of unrealized gain on investments	143.8	235.5	(3.7)	120.5
Other settlements	-	(137.5)	-	-
TOTAL OTHER INCOME (EXPENSE)	71.8	(11.0)	(27.7)	77.6

NET LOSS	(218.1)	(229.9)	(73.1)	(3.5)

UNDECLARED PREFERRED STOCK DIVIDENDS	(109.1)	(109.1)	(36.4)	(36.4)

Net Loss applicable to common shareholders	$(327.2)	$(339.0)	$(109.5)	$(39.9)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	50,689.2	53,864.2	50,689.2

BASIC AND DILUTED LOSS PER SHARE	$(0.006)	$(0.007)	$(0.002)	$(0.001)

NET INCOME (LOSS)	$(218.1)	$(229.9)	$(73.1)	$(3.5)
Other comprehensive operations
Unrealized gain (loss) on marketable securities	(7,691.0)	(2,341.6)	95.4	(473.7)
Comprehensive net income (loss)	$(7,909.1)	$(2,571.5)	$22.3	$(477.2)

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2008
(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total
Balance at June 30, 2007 (audited)	$2.2	$852.7	$400.0	$538.6	$38,380.1	$5,415.0	$(38,494.4)	$7,094.2
Unrealized loss on investments						(7,691.0)		(7,691.0)
Net loss							(218.1)	(218.1)
Balance at December 31, 2007 (unaudited)	$2.2	$852.7	$400.0	$538.6	$38,380.1	$(2,276.0)	$(38,712.5)	$(814.9)

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31,
(unaudited)

	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(218.1)	$(229.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized gains on marketable securities	(142.4)	(235.5)

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	81.3	126.2

NET CASH USED IN OPERATING ACTIVITIES	(279.2)	(339.2)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	275.4	360.2

NET CASH PROVIDED BY INVESTING ACTIVITIES	275.4	360.2

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable--related parties	-	120.0
Payments of note payable--related parties	(1.0)	(212.5)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(1.0)	(92.5)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(4.8)	$(71.5)

CASH AND EQUIVALENTS, beginning of period	5.0	73.4

CASH AND EQUIVALENTS, end of period	$0.2	$1.9

CASH PAYMENTS FOR:
Interest expense	$48.8	$-
Income taxes	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of March 31, 2008 and for the three months and nine months ended March 31, 2008 and 2007 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying consolidated balance sheet as of June 30, 2007 and other information as of June 30, 2007 has been derived from the Company's audited annual financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2007 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $814,900 .Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares and/or raising additional equity. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. Management believes that it can obtain the additional funds necessary to continue its operations.

NOTE 3- PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at March 31, 2008 and June 30, 2007 is Digital Creative Development Corporation (Delaware). The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through the investment in International Microcomputer Software, Inc. (“IMSI”), (n/k/a Broadcaster, Inc).  Since 1982, IMSI (n/k/a Broadcaster, Inc.) had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. On June 2, 2006 IMSI closed its acquisition of AccessMedia Networks, Inc. The combined company operates under the name Broadcaster, Inc., and operates an Internet entertainment network.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2008.  The evaluation was performed for the initial tax year ended June 30, 2007, the only year which is subject to examination for Federal and state purposes as of March 31, 2008.

NOTE 4- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at March 31, 2008 (unaudited) and June 30, 2007 (audited) as follows:

	(in thousands)
	March 31, 2008	June 30, 2007
	(Unaudited)	(Audited)
Marketable Securities - current:
Broadcaster (formerly IMSI)	$2,909.3	$380.4

Unrealized gain (loss) on marketable securities - Current portion	(2,299.1)	673.8
Total	$610.2	$1,054.2

Marketable Securities - non-current:
Broadcaster (formerly IMSI)	$-	$2,660.6
Access Propeller Holdings, Inc.	300.0	300.0
Sub total	300.0	2,960.6
Unrealized gain on marketable securities - Non-Current portion	-	4,713.5
Less: allowance for impairments	(300.0)	(300.0)
Total	$610.2	$7,374.1

Up until August 2007 the shares of Broadcaster, Inc. owned were "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company could publicly sell, within any three month period, a number of shares not to exceed one percent of Broadcaster, Inc.'s then outstanding shares of common stock. In the event that Broadcaster, Inc. became listed on the NASDAQ or on a national securities exchange, the maximum amount that could be sold was the greater of one percent of the outstanding shares and the average weekly trading volume of Broadcaster, Inc.'s common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Since these shares were restricted, the shares, which could be sold within one year, were classified as a current asset and the balance of the shares were classified in other assets on the balance sheet.

In August 2007, that restriction was removed upon the departure from the Board of Directors of Broadcaster of Bruce Galloway in May 2007, a former director and significant shareholder of the Company. Accordingly, the restriction as to the balance sheet classification of these shares was also removed.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

As previously disclosed the company and certain of its officers, directors and significant shareholders are defendants in an action captioned Paul Goodman v. Broadccaster, Inc., et al in New York State Supreme Court.  On January 16, 2008,  Mr. Goodman commenced an action in New York State Supreme Court against Broadcaster and certain of its officers, directors, and shareholders, seeking monetary damages “in an amount to be determined but not less than $10 million plus other special, punitive and compensatory damages” for alleged defamation contained in a Company filing with the SEC.  Mr. Goodman sought and obtained an ex parte temporary restraining order, which was vacated by the Court upon hearing argument from the defendants.   This action has been removed and transferred to the Federal District Court for the Southern District of New York and it is anticipated that a motion to transfer this case to United States District Court for the Central District of California will be filed at the end of May.  Management believes that the action is without merit and intends to defend the action vigorously.

In addition, separate from the Company, Broadcaster and certain officers, directors and shareholders, are parties to several other legal actions.  The management of Broadcaster has disclosed that they believe these actions are without merit and intends to defend them vigorously.  Due to the uncertainty surrounding the litigation process, and the early stage of this matter, no reasonable estimate of loss to Broadcaster is currently available.

A total of 200,000 shares of Broadcaster, Inc. common stock secures the Company's 15% $325,000 Promissory Note to Multi Mag Corporation and approximately 373,845 shares of Broadcaster, Inc. common stock secures the $345,000 Notes to investors. The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected at June 25, 2007. Due to the recent decline in the price of shares of Broadcaster, the Notes are now under-collateralized.

The Company has sold 146,800 shares of Broadcaster, Inc. from June 30, 2007 through March 31, 2008. The proceeds of approximately $275,800 have been used for general working capital purposes.

From time to time, the Company may continue to sell a certain amount of its holdings in Broadcaster, Inc. The proceeds of these sales are anticipated to be principally used by the Company for general working capital purposes.

NOTE 5- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 6- NOTES PAYABLE - RELATED PARTIES

At March 31, 2008 (unaudited) and June 30, 2007 (audited) the Company’s long term debt consisted of the following:

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

	(in thousands)
	March 31, 2008	June 30, 2007
	(Unaudited)	(Audited)
Secured Promissory Note with Interest at 15%	$325.0	$325.0
$345,000 Secured Promissory Notes with Interest at 10%	345.0	345.0
Notes payable to certain former executives and related parties	125.6	126.6

	795.6	796.6

Less: Current portion	795.6	796.6
Long-term portion	$-	$-

Of the $345,000 Secured Promissory Notes, all but three of these noteholders whose notes total $195,000 have extended their notes to December 31, 2008. The Company's management is confident that future extensions can be obtained if necessary, but there can be no assurance that the Company will be able to obtain such extensions. The three remaining noteholders have not agreed to extend and those notes are now currently in default.

On May 30, 2007, the Company and Multi-Mag executed Amendment #5 to the $325,000 Secured Promissory Note. This amendment extended the maturity date of the Note to December 31, 2007 upon the payment of accrued interest from June 1, 2006 through May 31, 2007 in the amount of $48,750 payable no later than July 15, 2007. This amount was paid on August 8, 2007 and any defaults were waived by Multi-Mag. The Company and Multi-Mag are currently in negotiations to extend the due date of the note. The Company’s management is confident that future extensions can be obtained. And although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed.

NOTE 7- COMMITMENTS AND CONTINGENCIES

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
March 31, 2008
(Unaudited)

NOTE 8- STOCK-BASED COMPENSATION

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

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2008 Compared To The Three Month Period Ended March 31, 2007.

Net loss increased to $73,100 in the three month period ended March 31, 2008 from $3,500 in the comparable 2007 period, principally due to lower gains on sales of investments which resulted in a minor loss in the current period, a decrease from a gain of $120,500 in the 2006 period. General and administrative expenses decreased to $45,000 in the current period from $81,000 due to lower professional fees, including legal, administrative and accounting services.

Nine Month Period Ended March 31, 2008 Compared To The Nine Month Period Ended March 31, 2007.

Net loss decreased to $218,000 in the nine month period ended March 31, 2008 from $230,000 in the comparable 2007 period, principally due to a reduction of costs of settlements which were not incurred in the 2008 period, while the prior period experienced a total of $137,500. General and administrative expenses increased to $290,000 in the current period from $219,000 in the 2007 period due to higher professional fees, including legal, administrative and accounting services.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $815,000 at March 31, 2008, compared to current liabilities exceeding its current assets by $279,900 at June 30, 2007. These financial conditions are principally due the reduced market value of the Company’s investment in Broadcaster. Offsetting this decrease was the removal of the restriction on the sale of the Company's investment in Broadcaster; that restriction determined the number of Broadcaster shares that could be sold within one year. The result was a reclassification of the entire investment to current assets. The Company's total investments at March 31, 2008 were $610,400 compared to $8.4 million at June 30, 2007.

Since the Company is inactive, except for its interest in Broadcaster, and it is not contemplated that Broadcaster will declare and pay dividends on its common stock, the Company depends upon sales of its shares of Broadcaster, Inc common stock, which are quoted on the OTCBB in order to meet its expenses, unless the Company could obtain funding from third parties, of which there can be no assurance The Company has sold 146,800 shares of Broadcaster, Inc. from June 30, 2007 through March 31, 2008. The proceeds of approximately $275,800 have been used for general working capital purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in Broadcaster, Inc. At March 31, 2008, almost 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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

DIGITAL CREATIVE DIGITAL CORPORATION

Dated May 20, 2008	By:	/s/ Gary Herman
Name: Gary Herman
Title: President

	By:	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo
Title: Chief Financial Officer