Form 10KSB
period 2008-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2008-10-14
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT
Under Section 13 or 15(d) of the Securities Act of 1934
For the Fiscal Year Ended June 30, 2008

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year. $ -0-
Shares outstanding: 53,864,165 at October 7, 2008.

 State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).
$1,037,000.

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

On February 28, 2002, the Company and Broadcaster entered into an agreement, which provided for the conversion of the promissory note purchased by the Company into 9,000,000 shares of common stock of Broadcaster plus $250,000 in cash to be paid in 15 monthly installments. The parties agreed to terminate the merger contemplated by the Merger Agreement. Broadcaster also agreed to prepare and file a registration statement registering 2,000,000 shares of common stock and to provide the Company with piggyback registration rights with respect to the remaining 7,000,000 shares. Effective January 31, 2002, certain members of the Boards of Directors of the Company and Broadcaster resigned, with no directors serving on the boards of either company. On June 25, 2007, Broadcaster effected a 1 for 2 stock split. As at October 7, 2008, the closing bid price of common stock of Broadcaster (symbol BCAS) as quoted on the OTC Bulletin Board was $0.19

From 1982 through June 2006, Broadcaster had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and Internet technology. Broadcaster, a graphics and CAD (Computer-Aided-Design) software and Internet technology company headquartered in Novato, California, owned and operated three business divisions up to June 2006.

On June 2, 2006 Broadcaster closed its merger with AccessMedia Networks, Inc. (“AccessMedia”). On December 14, 2005 the board of the Company approved the execution of a Voting Agreement and Irrevocable Proxy in support of the transaction.  The Company's ownership stake in Broadcaster was reduced from approximately 25% to approximately 11% as a result of the issuance of shares of common stock of Broadcaster to the shareholders of AccessMedia. Under the merger agreement, if Broadcaster achieved certain performance milestones, the shareholders of AccessMedia were to be issued additional shares of Broadcaster which would further reduce the Company's ownership percentage. In the first calendar quarter of 2007, an additional 29.4 million shares of common stock of Broadcaster were issued to former shareholders of AccessMedia reducing the Company’s ownership in Broadcaster to approximately 6.5%. The combined company now trades under the ticker symbol BCAS, on the OTC Bulletin Board (OTCBB). As at October 7, 2008 the closing bid price of common stock of Broadcaster (symbol BCAS) as quoted on the OTC Bulletin Board was $0.19.

Several of the officers, directors and significant shareholders of Broadcaster were defendants in an action captioned Paul Goodman v. Spelling., et al in New York State Supreme Court.  On January 16, 2008,  Mr. Goodman commenced an action in New York State Supreme Court against Broadcaster and certain of its officers, directors, and shareholders, seeking monetary damages “in an amount to be determined but not less than $10 million plus other special, punitive and compensatory damages” for alleged defamation contained in a Company filing with the SEC.  Mr. Goodman sought and obtained an ex parte temporary restraining order, which was vacated by the Court upon hearing argument from the defendants.   This action had been removed and transferred to the Federal District Court for the Southern District of New York and then transfered to United States District Court for the Central District of California.. Management of Broadcaster believes that the action was without merit and intended to defend them vigorously.

In addition, separate from the Company, Broadcaster and certain officers, directors and shareholders, were parties to several other legal actions.  The management of Broadcaster had disclosed that they believed these actions were also without merit and intended to defend them vigorously.

On September 2, 2008 Broadcaster announced that, in two related derivative actions currently pending in the Central District of California, a federal judge entered separate orders denying the applications of plaintiffs Paul Goodman and Baytree Capital Associates LLC ("Baytree"), respectively, for entry of a preliminary injunction. As a result of these orders, both of the temporary restraining orders (the "TROs") previously in place were immediately terminated.

On September 8, 2008 Broadcaster announced the acquisition of Lamplighter Studios which is an art service company that provides graphic art for online games; cell phone games; video games; and commercial video projects.

On October 8, 2008 Broadcaster announced the acquisition of Eyecandy Inc., a Delaware corporation whose principal operations are conducted in Shanghai, China through its subsidiary Eyecandy Media, Inc. Eyecandy Media provides cell phone applications to China Mobile and is expected to provide additional media applications and content such as casual games to the future 3G cell phone subscribers in China.

Item 1. Description of Business

Overview

Until February 28, 2002 the Company’s primary business was the operation and franchising of Arthur Treacher’s and Pudgie’s restaurant concepts, as well as the co-branding of these concepts with Nathan’s Famous, Inc. (“Nathan’s”), Miami Subs Corporation (“Miami Subs”) and Kenny Rogers Roasters (“Kenny Rogers”). Currently, the Company does not have any existing operations.

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

The Company cannot make assurances that it will make any acquisitions or business combinations or that it will be able to obtain financing for such acquisitions or combinations. If any acquisitions or combinations are made, the Company cannot make assurances that will be able to successfully integrate the acquired or combined business into operations or that the acquired or combined business will perform as expected. Furthermore, Federal and state tax laws and regulations have a significant impact upon the structuring of transactions. Management will evaluate the possible tax consequences of any prospective transaction and will endeavor to structure a transaction so as to achieve the most favorable tax treatment. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the tax treatment of a particular consummated transaction. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a transaction, there may be adverse tax consequences to us, a target business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular transaction, which could be effected through various forms of a merger, consolidation or stock or asset acquisition. Pending negotiation and consummation of a transaction, the Company anticipates that it will have, aside from carrying on its search for a transaction partner, no business activities, and, thus, no source of revenue. Should the Company incur any significant liabilities prior to a combination with a Target Business, it may not be able to satisfy, without additional financing, such liabilities as are incurred.

Employees

As of June 30, 2008 and through the current date, the Company has no employees. Gary Herman, the Company’s Chairman, Chief Executive Officer, President and Secretary and Vincent De Lorenzo the Company’s Chief Financial Officer serve on a management consulting basis. Mr. De Lorenzo became Chief Financial Officer effective July 12, 2007 upon the resignation of Skuli Thorvaldsson , effective July 12, 2007.

Acquisitions

The Company has never held itself out as an investment company; its historical development has focused almost exclusively on restaurant, software and digital entertainment business. Although the Company continues to search for candidates with which to enter into business combinations or strategic transactions, it does not have an operating business except for its interest, as of October 7, 2008, in Broadcaster represented by its ownership interest of approximately 3,100,000 shares of common stock of Broadcaster, constituting approximately 6.0% of the total outstanding shares of that entity’s common stock. These shares are reflective of Broadcaster’s 1 for 2 reverse split effected June 25, 2007.

An additional 225,000 shares of common stock, or approximately 0.43% of Broadcaster, Inc. is beneficially owned by Gary Herman, the Company’s Chairman, and 468,575 shares of common stock, or approximately 0.91% of Broadcaster, Inc. is beneficially owned by Bruce Galloway, the Company’s principal shareholder. Mr. Galloway also owns options to purchase, (i) 250,000 shares of Broadcaster’s common stock at $1.62 per share; (ii) 50,000 shares at $1.80 per share; (iii) 32,500 shares at $3.80 per share; and (iv) 5,000 shares at $3.76 per share. The description of these options reflects Broadcasters’ 1 for 2 reverse split effected June 25, 2007.

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

The Company has a significant position in Broadcaster and believes that it has a minimum of one year after it no longer controlled Broadcaster to comply with the provisions of the Act since it no longer controls Broadcaster. If the SEC takes the view that the Company has been operating and continues to operate as an unregistered investment company in violation of the Act, and does not provide the Company with a sufficient period to either register as an investment company or divest itself of investment securities and/or acquire non-investment securities, the Company may be subject to significant potential penalties.

In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), the Company would be required either to register as a closed-end investment company or a business development company under the Act. If the Company elects to register as a closed-end investment company under the Act, a number of significant requirements will be imposed upon the Company, including limits on the values of its investment securities as a percentage of its total assets, the make up of its board of directors and transactions with affiliates. In order to comply with the Act, the Company may need to acquire additional operating assets that would have a material effect on the Company’s operations. There can be no assurance that the Company could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in the Company issuing additional shares that may dilute the equity of the Company’s existing stockholders, and/or result in the Company incurring additional indebtedness, which could have a material impact on the Company’s balance sheet and results of operations. Any of the above risks could result in a material adverse effect on the Company’s results of operations and financial condition.

Item 2. Description of Property.

The Company's principal executive offices are located at 720 Fifth Avenue, 10th Floor New York, NY 10019. The Company is utilizing office space of its President at a minimal cost to the Company until an acquisition or business transaction is consummated. The amount of office space currently utilized by the Company is insignificant.

Item 3. Legal Proceedings.

The Company and its subsidiaries are from time to time involved in ordinary and routine litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The following table sets forth the high and low prices for the periods indicated as reported by the National Daily Quotation Service, Inc. between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. On October 9, 2008 the closing bid price was $0.025 /share.

2007 Fiscal Year
First Quarter	$0.38	$0.13
Second Quarter	$0.14	$0.07
Third Quarter	$0.23	$0.10
Fourth Quarter	$0.22	$0.10

2008 Fiscal Year
First Quarter	$0.17	$0.12
Second Quarter	$0.12	$0.03
Third Quarter	$0.04	$0.01
Fourth Quarter	$0.03	$0.01

The Common Stock was recorded on the OTC Bulletin Board with the symbol DCDC. However in November 2001, the Company's stock was delisted from the OTC Bulletin Board due to its failure to timely file its Form 10-KSB with the Securities and Exchange Commission. The stock is now traded on the Pink Sheets. On October 7, 2008 the number of record holders of the Company's Common Stock was 488

Dividends

In November and December 1997, the Company consummated a private placement with respect to equity units consisting of shares of its Series C Preferred Stock and warrants to purchase shares of common stock for aggregate proceeds of $990,000. The Company sold 9,900 shares of Series C Preferred Stock with warrants to purchase 148,500 shares of common stock attached. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100/share plus accrued and unpaid dividends, at any time. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semi-annually, if and when the Board declares a dividend. On September 28, 1998, the Company sold 4,000 shares of Series D Preferred Stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $400,000. The preferred stock is convertible into 400,000 shares of common stock. The holders of the preferred stock are entitled to a cumulative dividend of 15% per annum, payable semi annually, if and when the Board declares a dividend. To date, the Company has not paid any dividends on its Common Stock or Preferred Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Series A and Series C Preferred Stock. The amount of accumulated and unpaid dividends on the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock was approximately $1,507,500 as of June 30, 2008.

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

Results of Operations Fiscal 2008 and Fiscal 2007

The Company had no operating revenues in fiscal years 2008 and 2007. General and administrative expenses increased by $94,800 from $231,100 principally due to higher administrative expenses, principally legal; consulting; and accounting costs.. Total Other Income decreased $124,000 from fiscal 2007 to $20,800 principally due to lower realized gains on sales of securities. The net effect of the aforementioned resulted in a net loss of $305,100 in the 2008 fiscal year compared to a $86,300 loss for the 2007 fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current liabilities exceeded its current assets by $294,900 at June 30, 2008, compared to current liabilities exceeding its current assets by $279,900 at June 30, 2007. The change in working capital is principally due to the decrease in market value of the Company’s holdings in Broadcaster, Inc The Company had cash or cash equivalents of $-0- and $5,000 at June 30, 2008 and 2007, respectively. Marketable securities—current portion, had a market value of approximately $1.2 million and $1.1 million at June 30, 2008 and June 30, 2007, respectively.. Marketable securities----noncurrent portion was $7.4 million at June 30, 2007. All of the investment in Broadcaster is now shown as a current asset at June 30 ,2008.Current and Total Liabilities were $1.5 million and $1.3 million at June 30, 2008 and at June 30, 2007, respectively.

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

On September 18, 2003, the Company entered into a 15% one-year note (the “Note”) with IMSI (n/k/a Broadcaster, Inc.) whereby the Company borrowed $350,000. The Note was due, with interest, on September 18, 2004. 200,000 shares of Broadcaster common stock (which gives effect to the 1 for 2 reverse stock split of Broadcaster shares on June 25, 2007) currently owned by DCDC secure the Note. On September 18, 2004, the Company and Broadcaster entered into an amendment to the Note that extended the due date and provided for the Company to provide Broadcaster as additional collateral, its ownership stake in Access Propeller, LLC.

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

The Company and Multi-Mag are currently in negotiations to extend the due date of the note. The Company's management is confident that future extensions can be obtained. And although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed.

The Company believes that it will need additional financing and working capital to finance its operations. Without additional financing, the Company will be unable to continue its operations. Although the Company has obtained additional financing in the past and believes it could meet its needs through either additional borrowings or the sale of additional equity; however, there can be no assurance that the Company would succeed in obtaining any such financing, or that the terms of such transactions could be effected, or that such strategy will be successful.

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

In August 2007, that restriction was removed upon the departure from the Board of Directors of Broadcaster of Bruce Galloway in May 2007 ,a former director and significant shareholder of the Company. Accordingly, the restriction as to the balance sheet classification of these shares was also removed.

From time to time, the Company has sold and may sell a certain amount of its holdings in Broadcaster. The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes. The Company has sold 191,800 shares of IMSI (n/k/a Broadcaster, Inc.) from July 1, 2007 to June 30, 2008 and has used the proceeds of approximately $316,200 for general working capital purposes. Additionally, 106,000 shares of Broadcaster were sold from July 1, 2008 to October 7, 2008; the proceeds of approximately $20,000 were used for general working capital purposes.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in Broadcaster, Inc. At June 30, 2008, 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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

Management Report on Internal Control Over Financial Reporting

The management of Digital Creative Development Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Digital Creative Development Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-integrated Framework. Based on our assessment we believe that, as of June 30, 2008, the Company's internal control over financial reporting is effective based on those criteria.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Name	Age	Position

Gary Herman	44	Chairman of the Board, Chief Executive Officer, and Secretary

Skuli Thorvaldsson	66	Director, Former Chief Financial Officer, Treasurer Resigned July 2007

Vincent De Lorenzo	62	Chief Financial Officer, Treasurer

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

Vincent DeLorenzo  Mr. De Lorenzo was appointed Chief Financial Officer in July 2007. Mr. DeLorenzo is a Certified Public Accountant and Financial Analyst with extensive experience in various industries and corporate and SEC accounting. Mr. De Lorenzo, following his graduation from college in 1967, was an accountant with Price Waterhouse & Co. from July 1967 to April 1971. From April 1971 to December 1988, Mr. DeLorenzo worked at Kidde, Inc., where he served as Vice President of Finance. From 1989 to 1993, Mr. De Lorenzo served as Chief Financial Officer and Deputy CEO of a privately held vertically integrated retail automotive company. From October 1993 to February 2000, Mr. De Lorenzo owned and operated three retail automotive franchises. From 1993 to 2000, a large New Jersey law firm specializing in bankruptcies engaged Mr. De Lorenzo as a consultant. Since 2000, Mr. DeLorenzo has been engaged as a sole practitioner in finance and accounting, focused on litigation support; business planning & strategies; SEC compliance; financial analysis, and business restructuring. Since 2005, Mr. De Lorenzo has served as a consultant to the Registrant, principally satisfying SEC compliance and financial analysis for the Registrant.

Each Director is elected to serve until the Company's next annual meeting of shareholders and until his successor is duly elected and qualified.

There are no agreements with respect to the election of directors. Executive officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.

The Company has adopted a Code of Ethics, which is administered by the Board of Directors. A copy is available upon request from the Company. Beneficial Ownership Reporting Compliance

Section 16 A (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal year ended June 30, 2008 all filing requirements were met.

Item 10. Executive Compensation.

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2008; 2007; and 2006.

(a) Summary Compensation Table

		Awards		Payouts		Payouts	Long term Compensation
Name and Principal Position	Year	Compensation		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Gary Herman President	2008	$70,385		0	0	0	0	0	0
	2007	$48,200
	2006	$96,300	*	0	0	0	0	0	0

Skuli Thorvaldsson Former CFO	2008	-0-		0	0	0	-0-	0	0
	2007	-0-		0	0	0	-0-	0	0
	2006	-0-		-0-	-0-	-0-

Vincent De Lorenzo CFO	2008	$52,000		-0-	-0-	-0-	-0-	-0-	-0-

* The compensation listed above is in the form of consulting payments to GH Ventures, LLC, Mr. Gary Herman or a related entity ; VDL Associates LLC, Mr. Vincent De Lorenzo; and Mr. Skuli Thorvaldsson.

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

VDL Associates LLC, an entity of which Vincent De Lorenzo is the sole member, provides services as the Company's Chief Financial Officer

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of October 7,2008, with respect to officers, directors and persons who are known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Miller, Ellin & Company, LLP for the audit of our annual financial statements and fees for other services for the years ended June 30, 2008 and 2007:

	2008	2007

Audit fees: (1)	$65,000	$49,000

Audit related fees: (2)	25,500	24,500

Tax fees: (3)		None

All other fees: (4)		None

Total	$90,500	$73,500

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

Our Board of Directors pre-approved the retention of Miller, Ellin & Company, LLP for all audit, audit-related and tax services during fiscal 2008 and 2007.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DEVELOPMENT CORPORATION (Registrant)

Date: October 13. 2008

By: /s/ Gary Herman
Gary Herman, President October 13, 2008

By: /s/ Vincent De Lorenzo
Vincent De Lorenzo, Chief Financial Officer October 13, 2008

Digital Creative Development Corporation Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders Digital Creative Development Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Digital Creative Development Corporation & - Subsidiary as of June 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive net loss, stockholders' equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Creative Development Corporation and Subsidiary as of June 30, 2008 and 2007, and the result of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and a net capital and equity deficiency of $294,000 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MILLER, ELLIN & COMPANY, LLP CERTIFIED PUBLIC ACCOUNTANTS

New York, New York October 14,2008.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	JUNE 30,
	2008	2007
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$5.0
Marketable securities	1,171.5	1,054.2
TOTAL CURRENT ASSETS	1,171.5	1,059.2

OTHER ASSETS
Marketable securities available for sale and non-marketable securities, net of $300,000 at June 30, 2008 and 2007	—	7,374.1
TOTAL ASSETS	$1,171.5	$8,433.3

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses and other liabilities	$670.8	$542.5
Notes payable—related parties	795.6	796.6
TOTAL CURRENT LIABILITIES	1,466.4	1,339.1

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized	2.2	2.2
Series A Convertible, Par Value $1; 2,200 Shares Issued and Outstanding; Involuntary Liquidation Preference of $ 1 Per Share Plus Accrued and Unpaid Dividends
Series C, Par Value $100; 9,900 Shares Issued and Outstanding; Involuntary Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $100; 4,000 Shares Issued and Outstanding; Involuntary Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $0.01; Authorized 75,000,000 Shares; Issued and Outstanding: 53,864,165 Shares at June 30 , 2008 and 2007	538.6	538.6
Additional paid in capital	38,380.1	38,380.1
Accumulated other comprehensive income (loss)	(1,669.0)	5,415.0
Accumulated deficit	(38,799.5)	(38,494.4)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(294.9)	7,094.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,171.5	$8,433.3

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE NET LOSS
FOR THE YEARS ENDED JUNE 30,

	2008	2007
	(in thousands)

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	325.9	231.1

(LOSS) FROM OPERATIONS	(325.9)	(231.1)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(96.0)	(95.1)
Realized gains (losses) net of unrealized gain on investments	116.8	251.5
Settlement of litigation with former employees	—	(11.6)

TOTAL OTHER INCOME (EXPENSE)	20.8	144.8

NET LOSS	(305.1)	(86.3)

UNDECLARED PREFERRED STOCK DIVIDENDS	(145.5)	(145.5)

Net Loss applicable to common shareholders	$(450.6)	$(231.8)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	51,225.7

BASIC AND DILUTED LOSS PER SHARE	$(0.008)	$(0.005)

NET LOSS	$(305.1)	$(86.3)
Other comprehensive (loss)
Unrealized loss on marketable securities available for sale	(7,084.0)	(2,277.7)
Comprehensive net loss	$(7,389.1)	$(2,364.0)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30,2008 AND JUNE 30, 2007
(in thousands)

	Preferred Stock			Common	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Income (Loss)	Deficit	Total
Balance at June 30, 2006	$2.2	$852.7	$400.0	$516.9	$38,370.1	$7,692.7	$(38,408.1)	$9,426.5
Unrealized loss on investments						(2,277.7)		(2,277.7)
Option exercises				31.7				31.7
Cancellation of common shares				(10.0)	10.0			—
Net loss							(86.3)	(86.3)
Balance at June 30, 2007	$2.2	$852.7	$400.0	$538.6	$38,380.1	$5,415.0	$(38,494.4)	$7,094.2
Unrealized loss on investments						(7,084.0)		(7,084.0)
Net loss							(305.1)	(305.1)
Balance at June 30, 2008	$2.2	$852.7	$400.0	$538.6	$38,380.1	$(1,669.0)	$(38,799.5)	$(294.9)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND JUNE 30, 2007

	2008	2007
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(305.1)	$(86.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized gains on marketable securities	(116.8)	(251.5)

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	127.3	(30.1)

NET CASH USED IN OPERATING ACTIVITIES	(294.6)	(367.9)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	290.6	385.3
Proceeds from option exercises	—	31.7
NET CASH PROVIDED BY INVESTING ACTIVITIES	290.6	417.0

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable—related parties	—	30.0
Payments of note payable—related parties	(1.0)	(44.2)
Payments of other long term debt	—	(103.3)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1.0)	(117.5)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(5.0)	$(68.4)

CASH AND EQUIVALENTS, beginning of period	5.0	73.4

CASH AND EQUIVALENTS, end of period	$—	$5.0

CASH PAYMENTS FOR:
Interest expense	$48.8	$—
Income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"), Digital Creative Development Company (Delaware). All significant inter-company accounts and transactions have been eliminated in consolidation.

ORGANIZATION

Digital Creative Development Corporation (the "Company" or "Digital") was originally founded in 1969 as Arthur Treacher's Fish & Chips, Inc., a Delaware corporation. Since then, the Company has purchased several businesses and has changed its corporate identity by merging into other corporate entities.

The Company sold its interest in Arthur Treacher's Fish & Chips, Inc. in 2002 and currently has no active business. In 2001 and 2002, the Company acquired a controlling interest in International Microcomputer Software, Inc. ("IMSI"), (n/k/a Broadcaster, Inc.,) which had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. On June 2, 2006 Broadcaster, Inc. closed on its acquisition of AccessMedia Networks, Inc. The combined company operates an Internet entertainment network under the name Broadcaster, Inc. Since its original investment, the Company's ownership interest in Broadcaster, Inc. decreased to approximately 6% as of March 31, 2007. Since June 30, 2008 the ownership interest in Broadcaster has been further reduced. (See "Subsequent Events").

IMPAIRMENT OF LONG-LIVED ASSETS
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company continually evaluates the fair value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using a fair value based method, in accordance with the provisions of SFAS No. 123R, "Share-Based Payment." Under such fair value method the grant date fair value of the share-based awards are charged to expenses over their vesting period.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

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
June 30, 2008 and 2007

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

 2. DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. We currently have a working capital and equity deficit of $294,900..Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares and/or raising additional equity. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. Management believes that it can obtain the additional funds necessary to continue its operations

3. INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable securities at June 30, 2008 and 2007, as follows:

	June 30,	June 30,
	2008	2007
Marketable Securities-current:
Broadcaster, Inc., - at cost	$2,868,500	$380,400

Unrealized gain (loss) on marketable securities	(1,697,000)	673,800
Total - at fair market value	$1,171,500	$1,054,200

Marketable Securities - non-current:
Broadcaster, Inc. - at cost	$-0-	$2,660,600
Access Propeller Holdings, Inc. - at cost	300,000	300,000
	300,000	2,960,600
Unrealized gain on marketable securities	-0-	4,713,500
Less: allowance for impairments	(300,000)	(300,000)
Total - at fair market value	$-0-	$7,374,100

Up until August 2007 the shares of Broadcaster, Inc. owned were "restricted securities" as defined in Rule 144 under the Securities Act of 1933. Under Rule 144, the Company could publicly sell, within any three month period, a number of shares not to exceed one percent of Broadcaster, Inc.'s then outstanding shares of common stock. In the event that Broadcaster, Inc. became listed on the NASDAQ or on a national securities exchange, the maximum amount that could be sold was the greater of one percent of the outstanding shares and the average weekly trading volume of Broadcaster, Inc.'s common stock for the four weeks preceding the Company's filing of a notice of sale with the SEC. Since these shares were restricted, the shares, which could be sold within one year, were classified as a current asset and the balance of the shares were classified in other assets, as non-current, on the balance sheet.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

In August 2007, that restriction was removed upon the departure of Bruce Galloway in May 2007, a former director and significant shareholder of the Company from the Board of Directors of Broadcaster. Accordingly, the restriction as to the balance sheet classification of these shares was also removed.

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

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses.

5. NOTES PAYABLE -RELATED PARTIES

At June 30, 2008 and 2007, the Company’s long term debt consisted of the following:

	June 30, 2008	June 30, 2007
Secured Promissory Note with Interest at 15%	$325,000	$325,000
$345,000 Secured Promissory Notes with Interest at 10%, net of discount	345,000	345,000
Notes payable to certain former executives	125,600	126,600

Total	795,600	796,600
Less: Current portion	795,600	796,600
	$-0-	$-0-

In December 2001, Martin Wade, the Company’s former CEO, lent the Company $50,000 bearing interest at 12%, and due on December 31, 2001. As additional consideration for the loan, Mr. Wade was issued warrants to purchase 500,000 shares of common stock of the Company at $0.01 per share, which were valued at $53,900 and included as interest expense. On July 1, 2005, the maturity date of this loan was extended to December 31, 2005. On January 23, 2007, Mr. Wade agreed to extend the maturity date of this note to May 31, 2007. Subsequently, on June 14, 2007 Mr. Wade agreed to extend the maturity date of this note to December 31, 2007, and further extended the maturity date to December 31, 2008. The Company's management is confident that future extensions, if necessary can be obtained, but there can be no assurance that the Company will be able to obtain these extensions, if needed.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

Throughout the period from July 1, 2001 through June 30, 2008, Mr. Bruce Galloway, the Company's former chairman, and Gary Herman and a related entity had advanced monies with interest rates up to 10% to allow the Company to satisfy operating expenses and occasional cash shortfalls.The amounts outstanding to both Mr. Galloway and Mr. Herman totaled $75,600 and $76,600, at June 30,2008 and 2007 respectively, before accrued interest. The due dates of all of these related party notes to current and former directors have been extended to December 31, 2008. The Company's management is confident that future extensions, if necessary, can be obtained, but there can be no assurance of this.

On September 18, 2003, the Company entered into a 15% one-year note with Broadcaster Inc. to borrow $350,000. The note was due, with interest, on September 18, 2004. In addition, 200,000 shares of Broadcaster common stock currently owned by the Company secure this note. The agreement provided that the Company not sell any of its holdings in Broadcaster common stock with the exception of private sales of Broadcaster common stock, until February 15, 2004. Concurrent with this note on February 25, 2003, the Company repaid Broadcaster the entire principal portion of a $50,000 note. That note was unsecured and bore interest at 4%. The shares reflect the 1 for 2 stock split of Broadcaster's shares effected June 25, 2007.

On September 18, 2004, the Company and Broadcaster Inc. entered into an amendment to the Note. The amendment provided for the extension of the maturity date to May 31, 2005 as well as the payment of accrued interest by October 31, 2004 in the sum of $52,000. In addition, the Company pledged Broadcaster Inc. as additional collateral, its ownership stake in Access Propeller, LLC. Further, the Company made a principal payment of $25,000 on September 30, 2004, reducing the principal amount of the Note to $325,000.

On January 31, 2005, Broadcaster Inc. sold and assigned the Note to Multi-Mag Corporation ("Multi-Mag").

The Company and Multi-Mag have since executed Amendments #2 through #5 to the $325,000 Secured Promissory Note, all of which extended the due date of the Note upon payment of accrued interest. Amendment #5 extended the maturity date of the Note to December 31, 2007 upon the payment of accrued interest from June 1, 2006 through May 31, 2007 in the amount of $48,750 payable no later than July 15, 2007. That amount was paid on August 8, 2007 and the late payment and any defaults were waived by Multi-Mag. The Company and Multi-Mag are currently in negotiations to extend the due date of the note. The Company’s management is confident that future extensions can be obtained. And although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed.

In April 2003 the Company issued $345,000 of secured promissory notes to a group of seven investors. The notes matured in August 2005 and bore interest at 10%. In addition, for each $60,000 of notes issued, the Company issued a warrant to purchase 1,000,000 shares of stock at an exercise price of $0.01 per share. A total of 5,750,000 warrants were exercised at a price of $0.01 per share. These warrants were valued at $392,500 and charged to interest expense. The notes are collateralized by 373,845 shares of Broadcaster, Inc. common stock currently held by the Company. The proceeds of this offering were used to repay a $300,000 loan that was due to Mr. Galloway and for the Company’s working capital requirements.  The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected June 25, 2007.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

The number of shares of Broadcaster, Inc. Common Stock pledged as Collateral was subject to adjustment one year after the initial closing date based on the 30-day trailing average of the bid prices of shares of Common Stock of Broadcaster, Inc. as listed on the OTC Bulletin Board or such other exchange as such shares are then listed upon. As such, the number of shares that are subject to the pledge agreement as of June 2008 and June 2007 are 373,845 shares. The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected June 25, 2007.

Of the $345,000 Secured Promissory Notes, all but three of these noteholders whose notes total $195,000 have extended their notes to December 31, 2008. The Company's management is confident that future extensions can be obtained if necessary, but there can be no assurance that the Company will be able to obtain such extensions. The notes payable to the three remaining noteholders who have not agreed to extend are currently in default.

The Company considers the carrying value of its notes payable to be a reasonable estimation of its fair value based on the current market rates available to the Company for debt of the same remaining maturities.

Related interest expense, including those charges associated with the issuance of warrants, approximated $106,000 for the year ended June 30, 2007.

6. INCOME TAXES

For the years ended June 30, 2008 and 2007, a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

	2008	2007
Federal statutory rate	34%	34%
Valuation allowance on net operating loss carryforwards, and investment write-downs	(34)%	(34)%
Effective income tax rate	-0-	-0-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company’s deferred tax assets and liabilities at June 30, 2008 and 2007 are as follows:

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

	2008	2007
Deferred tax assets:
Operating loss carryforwards	$3,916,000	$$3,794,000
Write-down of investments	1,544,000	1,544,000
Total Deferred Tax Asset	5,460,000	5,338,000
Valuation Allowance	(5,460,000)	(5,338,000)
	$-0-	$-0-

A full valuation allowance is provided against all deferred tax assets due to the uncertainty as to the future realization of any benefits.

Deferred taxes have not been provided on accumulated other comprehensive income (loss) as management expects that the NOL will be sufficient to offset future gains.

Digital Creative Development Corporation and subsidiaries have not filled an income tax return since the year ended June 30, 2000. As of June 30, 2001 the Company had a net operating loss carryforward of approximately $5,700,000. The current tax laws as they pertain to the disposal of subsidiaries that generate net operating loss carryforwards ("NOL") essentially eliminate the NOL carryforward and do not provide a company to recognize a loss on disposition of the subsidiary for tax purposes. However, laws do provide for the parent to reallocate the NOL based upon their basis in the companies being disposed of.

As of June 30, 2008, the Company had net operating loss carry forwards of approximately $9.8 million available to offset future federal taxable income. The federal net operating loss carry-forwards expire in varying amounts through 2028.

The Company is in the process of filing its tax returns for the current and all applicable prior years.

7. PER SHARE INFORMATION

In accordance with SFAS No. 128, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents on convertible securities, options, and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 1,750,000 stock options and warrants excluded from the computation of Diluted EPS for the years ended June 30, 2008 and 2007 as their effect on the computation of Diluted EPS would have been anti-dilutive.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

The following table sets forth the computation of basic and diluted per share information:

	June 30,
	2008	2007
	(in thousands)
Numerator:
Basic and Diluted:
Loss attributable to common shareholders	$(305.1)	$(86.3)
Denominator:
Weighted average common shares outstanding for basic and full dilution	53,864.2	51,225.7
Basic and Diluted Per Share Information:
Net loss	$(.01)	$(.01)

7. STOCK OPTIONS AND STOCK WARRANTS

In October, 2005, the Company made a contingent award to each of its current directors, Gary Herman and Skuli Thorvaldsson, as well as an award to a former director and significant shareholder, Bruce Galloway. The award consisted of options granted to purchase 7,440,000 shares of common stock at exercise prices ranging from $0.0732 per share to $0.1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $798,500.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

A summary of the options and warrants issued under the Plan is presented in the table below:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding -June 30,2006	5,165,000	$.0291	1,500,000	$.01
Expired	(1,240,000)	$.01	(500,000)-	$.01-
Exercised	(3,175,000)	.01	-0-	.01
Issued	-0-	-0-	-0-	—
Outstanding -June 30,2007	750,000	$.01	1,000,000	$.01
Expired	-0-	-0-	-0-	-0-
Exercised	-0-	-0-	-0-	.01
Issued	-0-	$-0-	-0-	-0-
Outstanding -June 30,2008	750,000	$.01	1,000,000	$.01

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

10. STOCKHOLDERS' EQUITY

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $25,500 and $25,300 for the years ended June 30, 2008 and 2007, respectively.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999.
The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. At June 30, 2008 and 2007, the Company had accumulated and unpaid dividends of approximately $896,800 and $811,600, respectively, on this series of preferred stock. The holders of Series C Preferred Stock have warrants which entitle the holder to purchase one share of common stock at an exercise price of $3.125 per share of common stock. The Company utilized the proceeds for working capital needs.

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock are convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock. The amount of accumulated and unpaid dividends was approximately $585,000 and $525,000 at June 30, 2008 and 2007, respectively.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

11. SUBSEQUENT EVENTS

The Company has sold 106,000 shares of Broadcaster were sold from June 30, 2008 to October 7, 2008; the proceeds of approximately $20,000 were used for general working capital purposes.

From time to time, the Company has sold and may continue to sell a certain amount of its holdings in Broadcaster, Inc. The proceeds of these sales are anticipated to be principally used by the Company for general working capital purposes.