Form 10-Q
period 2008-09-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2008-11-19
CIK 1016951

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

࿶	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________   to ________

Commission file number: 0-22315

DIGITAL CREATIVE DEVELOPMENT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Utah	34-1413104
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

720 Fifth Avenue 10th Floor, New York, New York 10019
(Address of Principal Executive Offices)

(212) 247-0581
(Issuer's telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 17, 2008, there were 53,864,165 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2008

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	INTERIM FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and June 30, 2008	F-1

	Condensed Consolidated (Unaudited) Statements of Operations and Comprehensive Income for the three months ended September 30, 2008 and 2007	F-2

	Condensed Consolidated (Unaudited) Statement of Stockholders’ Equity for the three months ended September 30, 2008	F-3

	Condensed Consolidated Statements of Cash Flow for the for the three months ended September 30, 2008	F-4

	Notes to Interim Financial Statements	F-5

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	4

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6

Item 4.	CONTROLS AND PROCEDURES	6

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	7

	Signatures	7

	Certifications

Part I - FINANCIAL INFORMATION

Item 1. INTERIM FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	June 30, 2008
	(Unaudited)	(Audited)
	(in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1.7	$-
Marketable securities	549.0	1,171.5
TOTAL CURRENT ASSETS	550.7	1,171.5
.
OTHER ASSETS
Marketable securities available for sale and non-marketable securities net of $300,000 at September 30, 2008 and June 30, 2008	-	-

TOTAL ASSETS	$550.7	$1,171.5

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses and other liabilities	$694.8	$670.8
Notes payable—related parties	795.6	795.6
TOTAL CURRENT LIABILITIES	1,490.4	1,466.4

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and Outstanding; Involuntary Liquidation Preference of $ 1 Per Share Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and Outstanding; Involuntary Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $100 ; 4,000 Shares Issued and Outstanding; Involuntary Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding: 53,864,165 Shares at September 30, 2008 and June 30 , 2008	538.6	538.6
Additional paid in capital	38,380.1	38,380.1
Accumulated other comprehensive income (loss)	(2,186.4)	(1,669.0)
Accumulated deficit	(38,926.9)	(38,799.5)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(939.7)	(294.9)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$550.7	$1,171.5

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(unaudited)

	2008	2007
	(in thousands)

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	18.8	171.8

(LOSS) FROM OPERATIONS	(18.8)	(171.8)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(24.0)	(24.0)
Realized gains (losses) net of unrealized gain on investments	(84.6)	154.8

TOTAL OTHER INCOME (EXPENSE)	(108.6)	130.8

NET LOSS	(127.4)	(41.0)

UNDECLARED PREFERRED STOCK DIVIDENDS	(36.4)	(36.4)

Net Loss applicable to common shareholders	$(163.8)	$(77.4)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2

BASIC AND DILUTED LOSS PER SHARE	$-	$-

NET INCOME (LOSS)	$(127.4)	$(41.0)
Other comprehensive (loss)
Unrealized loss on marketable securities available for sale	(517.4)	(945.2)
Comprehensive net loss	$(644.8)	$(986.2)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30,2008
(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Income (Loss)	Deficit	Total

Balance at June 30, 2008 (audited)	$2.2	$852.7	$400.0	$538.6	$38,380.1	$(1,669.0)	$(38,799.5)	$(294.9)

Unrealized loss on investments						(517.4)		(517.4)

Net loss							(127.4)	(127.4)

Balance at September 30, 2008 (unaudited)	$2.2	$852.7	$400.0	$538.6	$38,380.1	$(2,186.4)	$(38,926.9)	$(939.7)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(unaudited)

	2008	2007
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(127.4)	$(41.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized (gains) losses on marketable securities	84.6	(154.8)

Changes in assets and liabilities:
Increase (decrease) in accounts payable, accrued expenses and other liabilities	24.0	(36.0)

NET CASH USED IN OPERATING ACTIVITIES	(18.8)	(231.8)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	20.5	241.1

NET CASH PROVIDED BY INVESTING ACTIVITIES	20.5	241.1

CASH FLOWS FROM FINANCING ACTIVITES:
Payments of note payable —related parties	-	(1.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	(1.0)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$1.7	$8.3

CASH AND EQUIVALENTS, beginning of period	-	5.0

CASH AND EQUIVALENTS, end of period	$1.7	$13.3

CASH PAYMENTS FOR:
Interest expense	$-	$48.7
Income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and 2007 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying consolidated balance sheet as of June 30, 2008 and other information as of June 30, 2008 has been derived from the Company's audited annual financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2008 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $939,700. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares and/or raising additional equity. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. Management believes that it can obtain the additional funds necessary to continue its operations.

NOTE 3- PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The wholly owned subsidiary at September 30, 2008 and June 30, 2008 is Digital Creative Development Corporation (Delaware). The Company currently has no active business. However, the Company is involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through the investment in International Microcomputer Software, Inc. (“IMSI”), (n/k/a Broadcaster, Inc).  Since 1982, IMSI (n/k/a Broadcaster, Inc.) had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. On June 2, 2006 IMSI closed its acquisition of AccessMedia Networks, Inc. The combined company operates under the name Broadcaster, Inc., and operates an Internet entertainment network.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2008.  The evaluation was performed for the initial tax year ended June 30, 2008, the only year which is subject to examination for Federal and state purposes as of September 30, 2008.

NOTE 4- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at September 30, 2008 (unaudited) and June 30, 2008 (audited) as follows:

	(in thousands)
	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
Marketable Securities - current:
Broadcaster, Inc., - at cost	$2,763.4	$2,868.5

Unrealized gain (loss) on marketable securities	(2,214.4)	(1,697.0)
Total - at fair market value	$549.0	$1,171.5

Marketable Securities - non-current:

Access Propeller Holdings, Inc., at cost	300.0	300.0
Sub total	300.0	300.0

Less: allowance for impairments	(300.0)	(300.0)
Total	$-0-	$-0-

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Several of the officers, directors and significant shareholders of Broadcaster were defendants in an action captioned Paul Goodman v. Spelling, et al in New York State Supreme Court.  On January 16, 2008,  Mr. Goodman commenced an action in New York State Supreme Court against Broadcaster and certain of its officers, directors, and shareholders, seeking monetary damages “in an amount to be determined but not less than $10 million plus other special, punitive and compensatory damages” for alleged defamation contained in a Company filing with the SEC.  Mr. Goodman sought and obtained an ex parte temporary restraining order, which was vacated by the Court upon hearing argument from the defendants.   This action had been removed and transferred to the Federal District Court for the Southern District of New York and then transferred to United States District Court for the Central District of California. Management of Broadcaster believes that the action was without merit and intended to defend it vigorously.

In addition, separate from the Company, Broadcaster and certain officers, directors and shareholders, have been parties to several other legal actions.  The management of Broadcaster has disclosed that they believe these actions are also without merit and intend to defend them vigorously.

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

The Company has sold 116,000 shares of Broadcaster, Inc. from July 1, 2008 through September 30, 2008. The proceeds of approximately $20,500 have been used for general working capital purposes.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 6- NOTES PAYABLE - RELATED PARTIES

At September 30, 2008 (unaudited) and June 30, 2008 (audited) the Company’s long term debt consisted of the following:
	(in thousands)
	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
Secured Promissory Note with Interest at 15%	$325.0	$325.0
$345,000 Secured Promissory Notes with Interest at 10%	345.0	345.0
Notes payable to certain former executives and related parties	125.6	126.6

	795.6	796.6

Less: Current portion	795.6	796.6
Long-term portion	$-	$-

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 8- STOCK-BASED COMPENSATION

In October, 2005, the Company made a contingent award to two of its current directors, Gary Herman and Skuli Thorvaldsson, as well as an award to a former director and significant shareholder, Bruce Galloway. The award consisted of options granted to purchase 7,440,000 shares of common stock at exercise prices ranging from $.0732 per share to $0.1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $798,500.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained in this Quarterly Report on Form 10-QSB, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30, 2008 Annual Report on Form 10-KSB.

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

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2008 Compared To The Three Month Period Ended September 30, 2007.

Net loss increased to $127,400 in the three month period ended September 30, 2008 from $41,000 in the comparable 2007 period, principally due to losses on sales of securities in the current period totaling $84,600 as compared to gains on sales of securities of $154,800 in the 2007 period. General and administrative expenses decreased to $18,800 in the current period from $171,800 due to lower professional fees, including legal, administrative and accounting services.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $939,700 at September 30, 2008, compared to current liabilities exceeding its current assets by $294,900 at June 30, 2008. These financial conditions are principally due the reduced market value of the Company’s investment in Broadcaster. The Company's total investments at September 30, 2008 were $549,000 compared to $1.2 million at June 30, 2008.

Since the Company is inactive, except for its interest in Broadcaster, and it is not contemplated that Broadcaster will declare and pay dividends on its common stock, the Company depends upon sales of its shares of Broadcaster, Inc common stock, which are quoted on the OTCBB in order to meet its expenses, unless the Company could obtain funding from third parties, of which there can be no assurance The Company has sold 116,000 shares of Broadcaster, Inc. from July 1, 2008 through September 30, 2008. The proceeds of approximately $20,500 have been used for general working capital purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in Broadcaster, Inc. At September 30, 2008, almost 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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

DIGITAL CREATIVE DIGITAL CORPORATION

Dated: November 19, 2008	By:	/s/ Gary Herman
Name: Gary Herman
Title: President

	By:	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo
Title: Chief Financial Officer