Form 10-Q
period 2008-12-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2009-02-23
CIK 1016951

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31 , 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of February 19, 2009, there were 53,864,165 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
FOR THE SIX MONTHS ENDED
DECEMBER 31 2008

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	INTERIM FINANCIAL STATEMENTS	F-1

	Condensed Consolidated Balance Sheets as of December 31, 2008 (Unaudited) and June 30, 2008	F-1

	Condensed Consolidated (Unaudited) Statements of Operations and Comprehensive Loss for the six months and three months ended December 31, 2008 and 2007	F-2

	Condensed Consolidated (Unaudited) Statement of Stockholders’ Equity for the six months ended December 31, 2008	F-3

	Condensed Consolidated Statements of Cash Flow for the for the six months ended December 31, 2008 and 2007	F-4

	Notes to Interim Financial Statements	F-5

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	3

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

Item 4.	CONTROLS AND PROCEDURES	5
Part II	OTHER INFORMATION
	Item 1. Legal Proceedings	5
	Item 1 A. Risk Factors	6
	Item 2. Unregistered Sales of Equity Securities	6
	Item 3. Defaults Upon Senior Securities	6
	Item 4. Submission of Matters To a Vote	6
	Item 5. Other Information	6
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	6

	Signatures	7

	Certifications

Part 1. Financial Information

Item 1. Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	June 30, 2008
	(Unaudited)	(Audited)
	(in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-
Marketable securities	335.5	1,171.5
TOTAL CURRENT ASSETS	335.5	1,171.5

OTHER ASSETS
Marketable securities available for sale and non-marketable securities net of $300,000 at December 31, 2008 and June 30, 2008	-	-

TOTAL ASSETS	$335.5	$1,171.5

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses and other liabilities	$433.9	$370.7
Accrued interest	348.1	300.1
Notes payable—related parties	795.6	795.6
TOTAL CURRENT LIABILITIES	1,577.6	1,466.4

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and Outstanding; Involuntary Liquidation Preference of $1 Per Share Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and Outstanding; Involuntary Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $100 ; 4,000 Shares Issued and Outstanding; Involuntary Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding: 53,864,165 Shares at December 31, 2008 and June 30, 2008	538.6	538.6
Additional paid in capital	38,380.1	38,380.1
Accumulated other comprehensive loss	(2,399.9)	(1,669.0)
Accumulated deficit	(39,015.8)	(38,799.5)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,242.1)	(294.9)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$335.5	$1,171.5

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Six Months Ended December 31,		For the Three Months Ended
	2008	2007	2008	2007
	(in thousands)		(in thousands)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	83.7	244. 5	64.9	72.7

(LOSS) FROM OPERATIONS	(83.7)	(244.5)	(64.9)	(72.7)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(48.0)	(48.0)	(24.0)	(24.0)
Realized gains (losses)	(84.6)	147.5	-	(7.3)

TOTAL OTHER INCOME (EXPENSE)	(132.6)	99.5	(24.0)	(31.3)

NET LOSS	(216.3)	(145.0)	(88.9)	(104.0)

UNDECLARED PREFERRED STOCK DIVIDENDS	(72.8)	(72.8)	(36.4)	(36.4)

Net Loss applicable to common shareholders	$(289.1)	$(217.8)	$(125.3)	$(140.4)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2	53,864.2	53,864.2

BASIC AND DILUTED LOSS PER SHARE	$(0.005)	$(0.004)	$(0.002)	$(0.003)

NET LOSS	$(216.3)	$(145.0)	$(88.9)	$(104.0)
Other comprehensive operations
Unrealized gain (loss) on marketable securities available for sale	(730.9)	(7,786.4)	(213.5)	(6,841.2)
Comprehensive net loss	$(947.2)	$(7,931.4)	$(302.4)	$(6,945.2)

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008
(in thousands)
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Loss	Deficit	Total

Balance at June 30, 2008 (audited)	$2.2	$852.7	$400.0	$538.6	$38,380.1	$(1,669.0)	$(38,799.5)	$(294.9)

Unrealized loss on investments						(730.9)		(730.9)

Net loss							(216.3)	(216.3)

Balance at December 31, 2008 (unaudited)	$2.2	$852.7	$400.0	$538.6	$38,380.1	$(2,399.9)	$(39,015.8)	$(1,242.1)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(unaudited)

	2008	2007
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(216.3)	$(41 .0)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized (gains) losses on marketable securities	84.6	(154.8)

Changes in assets and liabilities:
Increase (decrease) in accounts payable, accrued expenses and other liabilities	111.2	(36.0)

NET CASH USED IN OPERATING ACTIVITIES	(20.5)	(231.8)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	20.5	241.1

NET CASH PROVIDED BY INVESTING ACTIVITIES	20.5	241.1

CASH FLOWS FROM FINANCING ACTIVITES:
Payments of note payable —related parties	-	(1.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	(1.0)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$-	$8.3

CASH AND EQUIVALENTS, beginning of period	-	5.0

CASH AND EQUIVALENTS, end of period	$-	$13.3

CASH PAYMENTS FOR:
Interest expense	$-	$48.7
Income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of December 31, 2008 and for the six months and  three months ended of December 31, 2008 and 2007 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying consolidated balance sheet as of June 30, 2008 and other information as of June 30, 2008 has been derived from the Company's audited annual financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2008 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. Results of operations are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $1,242,100. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares and/or raising additional equity. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. Management believes that it can obtain the additional funds necessary to continue its operations.

NOTE 3- PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The Company currently has no active business. However, the Company was involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through the investment in International Microcomputer Software, Inc. (“IMSI”), (n/k/a Broadcaster, Inc).  Since 1982, IMSI (n/k/a Broadcaster, Inc.) had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. On June 2, 2006 IMSI closed its acquisition of AccessMedia Networks, Inc. The combined company operates under the name Broadcaster, Inc., and operates an Internet entertainment network.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
 (Unaudited)

NOTE 4- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at December 31, 2008 (unaudited) and June 30, 2008 (audited) as follows:

	(in thousands)
	December 31, 2008	June 30, 2008
	(Unaudited)	(Audited)
Marketable Securities - current:
Broadcaster, Inc., - at cost	$2,763.4	$2,868.5

Unrealized loss on marketable securities	(2,427.9)	(1,697.0)
Total - at fair market value	$335.5	$1,171.5

Marketable Securities - non-current:

Access Propeller Holdings, Inc., at cost	300.0	300.0
Sub total	300.0	300.0

Less: allowance for impairments	(300.0)	(300.0)
Total	$-0-	$-0-

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
December 31, 2008
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

The Company has sold 116,000 shares of Broadcaster, Inc. from July 1, 2008 through December 31, 2008. The proceeds of approximately $20,600 have been used for general working capital purposes.

From time to time, the Company may continue to sell a certain amount of its holdings in Broadcaster, Inc. The proceeds of these sales are anticipated to be principally used by the Company for general working capital purposes.

NOTE 5- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 6- NOTES PAYABLE - RELATED PARTIES

 At December 31, 2008 (unaudited) and June 30, 2008 (audited) the Company’s long term debt consisted of the following:

	(in thousands)
	December 31, 2008	June 30, 2008
	(Unaudited)	(Audited)
Secured Promissory Note with Interest at 15%	$325.0	$325.0
Secured Promissory Notes with Interest at 10%	345.0	345.0
Notes payable to certain former executives and related parties
with interest at 10%	125.6	126.6
	795.6	796.6

Less: Current portion	795.6	796.6
Long-term portion	$-	$-

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
 (Unaudited)

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

NOTE 7- CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30, 2008 Annual Report on Form 10-K.

PLAN OF OPERATION

Digital Creative Development Corporation (the “Company”) was principally involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests. At present, the Company does not have an operating business except for its interest in Broadcaster, Inc., (OTCBB- BCAS). The Company has since begun to search for candidates with which to enter into business combinations or strategic transactions.

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

RESULTS OF OPERATIONS

Six Month Period Ended December 31, 2008 Compared To The Six Month Period Ended December 31, 2007.

Net loss increased to $216,300 in the six month period ended December 31, 2008 from $145,000 in the comparable 2007 period, principally due to losses on sales of securities in the current period totaling $84,600 as compared to gains on sales of securities of $147,500 in the 2007 period. General and administrative expenses decreased to $83,700 in the current period from $244,500 due to lower professional fees, including legal, administrative and accounting services.

Three Month Period Ended December 31, 2008 Compared To The Three Month Period Ended December 31, 2007.

Net loss decreased to $88,900 in the three month period ended December 31, 2008 from $104,000 in the comparable 2007 period, principally due to losses on sales of securities in the prior period totaling $7,300 as compared to no losses on sales of securities in the current period. General and administrative expenses decreased to $64,900 in the current period from $72,700 in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $1,242,100 at December 31, 2008, compared to current liabilities exceeding its current assets by $294,900 at June 30, 2008. These financial conditions are principally due the reduced market value of the Company’s investment in Broadcaster. The Company's total investments at December 31, 2008 were $335,500 compared to $1.2 million at June 30, 2008.

Since the Company is inactive, except for its interest in Broadcaster, and it is not contemplated that Broadcaster will declare and pay dividends on its common stock, the Company depends upon sales of its shares of Broadcaster, Inc common stock, which are quoted on the OTCBB in order to meet its expenses, unless the Company could obtain funding from third parties, of which there can be no assurance. The Company has sold 116,000 shares of Broadcaster, Inc. from July 1, 2008 through December 31, 2008. The proceeds of approximately $20,600 have been used for general working capital purposes.

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

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and equity deficit of $1,242,100, the Company’s ability to obtain resources sufficient to continue to meet obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares and/or raising additional equity. However the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in Broadcaster, Inc. At December 31, 2008, almost 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer in conjunction with the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the "Evaluation Date") has concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.
This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the  Company’s registered public accounting firm pursuant to temporary rules of the securities and Exchange Commission that permit the Company to provide only management’s report in this report.

Changes in Internal Controls

During this fiscal quarter,there were no significant changes in the Company's internal controls over financial reporting or, to the knowledge of the management of the Company, in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments, that are material, have been properly accrued.

Item 1A. Risk Factors
The Company’s equity investments are concentrated in Broadcaster, Inc. At December 31, 2008, 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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

DIGITAL CREATIVE DIGITAL CORPORATION

Dated: February 23, 2009	By:	/s/ Gary Herman
Name: Gary Herman
Title: President

	By:	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo
Title: Chief Financial Officer