Form 10-Q
period 2009-03-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2011-04-26
CIK 1016951

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

As of April 11, 2011, there were 53,864,165 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
FOR THE NINE MONTHS ENDED
MARCH 31, 2009

PART 1---FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2009	June 30, 2008
	(Unaudited)	(Audited)
	(in thousands)
CURRENT ASSETS
Marketable securities available for sale and non-marketable securities net of $300,000 at March 31, 2009 and June 30, 2008	$150.8	$1,171.5
TOTAL CURRENT ASSETS	150.8	1,171.5
.

TOTAL ASSETS	$150.8	$1,171.5

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES
Accrued expenses and other liabilities	$516.9	$370.7
Accrued interest	434.8	300.1
Notes payable--related parties	808.1	795.6
TOTAL CURRENT LIABILITIES	1,759.8	1,466.4

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	852.7	852.7
Series D, Par Value $100 ; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding:
53,864,165 Shares at March 31, 2009 and June 30, 2008	538.6	538.6
Additional paid in capital	38,380.1	38,380.1
Accumulated other comprehensive loss	(2,580.9)	(1,669.0)
Accumulated deficit	(39,201.7)	(38,799.5)
TOTAL STOCKHOLDERS' (DEFICIENCY)	(1,609.0)	(294.9)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$150.8	$1,171.5

See accompanying Notes to  Condensed Consolidated Financial Statements

Item 1. Condensed Financial Statements (cont’d)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Nine Months Ended March 31 ,		For the Three Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	180.9	289.9	97.2	45.4

LOSS FROM OPERATIONS	(180.9)	(289.9)	(97.2)	(45.4)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(134.4)	(72.0)	(86.4)	(24.0)
Realized gains (losses)	(86.9)	143.8	(2.3)	(3.7)

TOTAL OTHER INCOME (EXPENSE)	(221.3)	71.8	(88.7)	(27.7)

NET LOSS	(402.2)	(218.1)	(185.9)	(73.1)

UNDECLARED PREFERRED STOCK DIVIDENDS	(109.1)	(109.1)	(36.4)	(36.4)

Net Loss applicable to common shareholders	$(511.3)	$(327.2)	$(222.3)	$(109.5)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2	53,864.2	53,864.2

BASIC AND DILUTED LOSS PER SHARE	$(0.009)	$(0.006)	$(0.004)	$(0.002)

NET LOSS	$(402.2)	$(218.1)	$(185.9)	$(73.1)
Other comprehensive operations
Unrealized gain (loss) on marketable securities available for sale	(862.2)	(7,691.0)	(131.3)	95.4
Comprehensive net income loss	$(1,264.4)	$(7,909.1)	$(317.2)	$22.3

See accompanying Notes to  Condensed Consolidated Financial Statements

Item 1. Condensed Financial Statements (cont’d)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2009
(in thousands)
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Loss	Deficit	Total

Balance at June 30, 2008 (audited)	$2.2	$852.7	$400.0	$538.6	$38,380.1	$(1,669.0)	$(38,799.5)	$(294.9)

Unrealized loss on investments						(911.9)		(911.9)

Net loss							(402.2)	(402.2)

Balance at March 31, 2009 (unaudited)	$2.2	$852.7	$400.0	$538.6	$38,380.1	$(2,580.9)	$(39,201.7)	$(1,609.0)

See accompanying Notes to  Condensed Consolidated Financial Statements

Item 1. Condensed Financial Statements (cont’d)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31,
(unaudited)

	2009	2008
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(402.2)	$(218.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses (gains) on marketable securities	86.9	(142.4)

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	280.9	81.3

NET CASH USED IN OPERATING ACTIVITIES	(34.4)	(279.2)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	21.9	275.4

NET CASH PROVIDED BY INVESTING ACTIVITIES	21.9	275.4

CASH FLOWS FROM FINANCING ACTIVITES:
Payments of note payable --related parties	-	(1.0)
Borrowings from related parties	12.5
NET CASH PROVIDED BY FINANCING ACTIVITIES	12.5	(1.0)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$-	$(4.8)

CASH AND EQUIVALENTS, beginning of period	-	5.0

CASH AND EQUIVALENTS, end of period	$-	$0.2

CASH PAYMENTS FOR:
Interest expense	$-	$48.8
Income taxes	$-	$-

See accompanying Notes to  Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of March 31, 2009 and for the nine months and  three months ended of March 31, 2009 and 2008 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying consolidated balance sheet as of June 30, 2008 and other information as of June 30, 2008 has been derived from the Company's audited annual financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2008 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. The results of operations for the three month and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $1,609,000 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares ; and/or raising additional equity; and obtaining forbearance of our debt holders. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. Management believes that it can obtain the additional funds necessary to continue its operations.

NOTE 3- PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"). The Company currently has no active business. However, the Company was involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through the investment in International Microcomputer Software, Inc. (“IMSI”), (n/k/a Broadcaster, Inc).  Since 1982, IMSI (n/k/a Broadcaster, Inc.) had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. On June 2, 2006 IMSI closed on its acquisition of AccessMedia Networks, Inc. The company now operates under the name of Broadcaster, Inc., and operates an Internet entertainment network.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
 (Unaudited)

NOTE 4- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at March 31, 2009 (unaudited) and June 30, 2008 (audited) as follows:

	(in thousands)
	March 31, 2009	June 30, 2008
	(Unaudited)	(Audited)
Marketable Securities - current:
Broadcaster, Inc., - at cost	$2,740.7	$2,868.5
Access Propeller Holdings, Inc., at cost	300.0	300.0
Unrealized loss on marketable securities	(2.589.9)	(1,697.0)
Less: allowance for impairments	(300.0)	(300.0)
Total - at fair market value	$150.8	$1,171.5

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

In August 2007, that restriction was removed after the departure of Bruce Galloway in May 2007, a former director and significant shareholder of the Company from the Board of Directors of Broadcaster. Accordingly, the restriction as to the balance sheet classification of these shares was also removed and classified as current assets.

The Company adopted ASC 820-10 (previously SFAS 157, Fair Value Measurements), which expands application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
 (Unaudited)

sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the portfolio investment is sold in principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most  advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
·
Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

·
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our board of directors that is consistent with ASC 820-10 (see Note 1).  Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Our valuation policy considers the fact that because there is not a readily available market value for most of the investments in our portfolio, the fair value of the investments must typically be determined using unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize.   Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have previously recorded it.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
 (Unaudited)

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

The following table presents fair value measurements of investments as of March 31, 2009  (dollars in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$2,740.7	$-	$2,740.7	$-

The following table’s present changes in investments that use Level 2 inputs for the six months ended December 31, 2009:

Nine months ended March 31, 2009 (in thousands)
Balance as of June 30, 2008	$3,168.5
Net unrealized losses	(2,889.9)
Net purchases, sales or redemptions	(127.8)
Net transfers in and/or out of Level 2	-
Balance as of March 31, 2009	$150.8

As of  March 31, 2009, the net unrealized loss on the investments that use Level 2 inputs was $2,589,900.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
 (Unaudited)

The Company has sold 141,000 shares of Broadcaster, Inc. from July 1, 2008 through March 31, 2009. The proceeds of approximately $22,000 have been used for general working capital purposes.

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

NOTE 6- NOTES PAYABLE - RELATED PARTIES

 At March 31, 2009 (unaudited) and June 30, 2008 (audited) the Company’s long term debt consisted of the following:

	(in thousands)
	March 31,2009	June 30, 2008
	(Unaudited)	(Audited)
Secured Promissory Note with Interest at 15%, due December 31, 2007	$325.0	$325.0
Secured Promissory Notes with Interest at 10%, due December 31, 2008	345.0	345.0
Notes payable to certain former executives and related parties
with interest at 10%, due on various dates	138.1	126.6
	808.1	796.6

Less: Current portion	808.1	796.6
Long-term portion	$-	$-

Of the $345,000 Secured Promissory Notes, all but three of these noteholders whose notes total $195,000 have extended their notes to December 31, 2008. The Company's management is confident that future extensions can be obtained if necessary, but there can be no assurance that the Company will be able to obtain such extensions. The remaining three noteholders have not agreed to extend. Currently all of these notes are now in default .Interest expense in the amounts of  $ 71,300  and  $ 88,500  was charged to operations in the three months and nine months ended March 31,2009, respectively.

On May 30, 2007, the Company and Multi-Mag executed Amendment #5 to the $325,000 Secured Promissory Note. This amendment extended the maturity date of the Note to December 31, 2007 upon the payment of accrued interest from June 1, 2006 through May 31, 2007 in the amount of $48,750 payable no later than July 15, 2007. This amount was paid on August 8, 2007 and any defaults were waived by Multi-Mag. The Company and Multi-Mag are currently in negotiations to extend the due date of the note. The Company’s management is confident that future extensions can be obtained. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed. Interest expense in the amounts of $ 12,200 and $36,600 was charged to operations for the three and nine months ended March 31,2009, respectively.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
 (Unaudited)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30,2008 Annual Report on Form 10-K.

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

Acquisitions or business combinations may not be available at the times or on terms acceptable to the Company, or at all. In addition, acquiring, or combining with, a business involves many risks, including:

•	unforeseen obligations or liabilities;

•	difficulty assimilating the acquired operations and personnel;

•	risks of entering markets in which we have little or no direct prior experience;

•	potential impairment of relationships with employees or customers as a result of changes in management; and

•	potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets;

•	unforeseen obligations or liabilities;

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

RESULTS OF OPERATIONS

Nine Month Period Ended March 31, 2009 Compared To The Nine Month Period Ended March 31, 2008.

Net loss increased to $402,200 in the nine month period ended March 31, 2009 from $218,100 in the comparable 2008 period, principally due to higher interest expense (the result of increased interest on loans in default) and losses on sales of securities in the current period totaling $86,900 as compared to gains on sales of securities of $143,800 in the 2008 period. General and administrative expenses decreased to $180,900 in the current period from $289,900 due to lower professional fees, including legal, administrative and accounting services.

Three Month Period Ended March 31, 2009 Compared To The Three Month Period Ended March 31, 2008.

Net loss of $185,900 in the three month period ended March 31, 2009 was greater than  the loss of $73,100 in the  comparable 2008 period, principally due to higher interest expense (the result of increased interest on loans in default) and higher  general and administrative expenses in the 2009 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $1609,000 at March 31, 2009, compared to current liabilities exceeding its current assets by $294,900 at June 30, 2008. These financial conditions are principally due the reduced market value of the Company’s investment in Broadcaster. The Company's total investments at March 31, 2009 were $150,800 compared to $1.2 million at June 30, 2008.

Since the Company is inactive, except for its interest in Broadcaster, and it is not contemplated that Broadcaster will declare and pay dividends on its common stock, the Company depends upon sales of its shares of Broadcaster, Inc common stock, which are quoted on the OTCBB in order to meet its expenses, unless the Company obtains funding from third parties, of which there can be no assurance. The Company has sold 141,000 shares of Broadcaster, Inc. from July 1, 2008 through March 31, 2009. The proceeds of approximately $22,000 have been used for general working capital purposes.

The amount of proceeds available to the Company from the sale of shares of Broadcaster, Inc. depends upon the market for Broadcaster, Inc. shares, which is subject to volatility in price and market volume.

The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes. The Company anticipates that its working capital needs will be financed by sales of Broadcaster shares until and unless the Company acquires a profitable operating business or makes other investments.

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and equity deficit of $1,609,000, and the fact that we are in default of our notes payable, the Company’s ability to obtain resources sufficient to continue to meet obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares and/or raising additional equity; and obtaining forbearance of our debt holders. However the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in Broadcaster, Inc. At March 31, 2009, 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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

Changes in Internal Controls

During this fiscal quarter ,there were no significant changes in the Company's internal controls over financial reporting or, to the knowledge of the management of the Company, in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments, that are material, have been properly accrued.

Item 1A. Risk Factors

The Company’s equity investments are concentrated in Broadcaster, Inc. At March 31, 2009, 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

Item 2.Unregistered Sales of Equity Securities and Uses of Proceeds
None.

Item 3.Defaults upon Senior Securities
None.

Item 4.Submission of Matters to a Vote of Security Holders
None.

Item 5.Other Information
None.

Item 6.Exhibits And Reports On Form 8-K

(a)	Exhibits: None.

31.01 Chief Executive Officer---Certification pursuant to Rule 13a-14 (a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Chief Financial Officer--- Certification pursuant to Rule 13a-14 (a) of the Exchange Act of  193,4 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 Chief Executive Officer---Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Chief Financial Officer-- Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DIGITAL CORPORATION

Dated: April 20, 2011	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo
Title: Chief Financial Officer