Form 10-K
period 2009-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2011-05-27
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
Under Section 13 or 15(d) of the Securities Act of 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

DIGITAL CREATIVE DEVELOPMENT CORPORATION
(Formerly ARTHUR TREACHER’S, INC.)
(Exact name of registrant is specified in its Charter)

UTAH	34-1413104
(State or Other Jurisdiction of	I.R.S. Employer
Incorporation or Organization)	Identification No.

720 Fifth Avenue, New York, New York, 10019
10th Floor
(Address of principal executive offices)

(212) 247-0581

Securities registered under Section 12(b) of the Act:
Title of Each Class	Name of each exchange on which registered
To be so Registered	Each Class is to be Registered

Securities registered under Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).-----$414,600

Note: if determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Shares outstanding: 53,864,165 at April 11, 2011.

PART I BACKGROUND

Digital Creative Development Corporation (the “Company”) is principally involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests. Prior to February 28, 2002, the Company’s primary business was the operation, franchising, ownership and development of Arthur Treacher’s Fish & Chip’s (“Arthur Treacher’s”) and Pudgie’s Famous Chicken (“Pudgie's”) fast food restaurants. Currently the Company does not have existing operations.

From 2001 to the present, the Company has evolved from operating fast food restaurants to investing in and acquiring entities engaged in creating and providing entertainment content to businesses and consumers to managing its ownership interest in Broadcaster, Inc. (“Broadcaster”), formerly known as  International Microcomputer Software Inc. (“IMSI”).

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

Employees

As of June 30, 2009 and through the present, the Company has no employees. Gary Herman, the Company’s Chairman, Chief Executive Officer, President and Secretary and Vincent De Lorenzo the Company’s Chief Financial Officer serve on a management consulting basis. Mr. De Lorenzo became Chief Financial Officer effective July 12, 2007 upon the resignation of Skuli Thorvaldsson, effective July 12, 2007.

Acquisitions

The Company has never held itself out as an investment company.Its historical development has focused almost exclusively on the restaurant, software and digital entertainment business. Although the Company continues to search for candidates with which to enter into business combinations or strategic transactions, it does not have an operating business except for its interest, as of May19,2011, in Broadcaster represented by its ownership interest of approximately 3,000,000 shares of common stock of Broadcaster, constituting approximately 6.0% of the total outstanding shares of that entity’s common stock. These shares are reflective of Broadcaster’s 1 for 2 reverse split effected June 25, 2007.

An additional 225,000 shares of common stock, or approximately 0.43% of Broadcaster, Inc. is beneficially owned by Gary Herman, the Company’s Chairman, and 468,575 shares of common stock, or approximately 0.91% of Broadcaster, Inc. is beneficially owned by Bruce Galloway, the Company’s principal shareholder. Mr. Galloway also owns options to purchase, (i) 250,000 shares of Broadcaster’s common stock at $1.62 per share; (ii) 50,000 shares at $1.80 per share; (iii) 32,500 shares at $3.80 per share; and (iv) 5,000 shares at $3.76 per share. The description of these options reflects Broadcaster’s 1 for 2 reverse split effected June 25, 2007.

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

Item 2.  Description of Property.

The Company's principal executive offices are located at 720 Fifth Avenue, 10th Floor New York, NY 10019. The Company is utilizing office space of its President at no cost to the Company until an acquisition or business transaction is consummated. The amount of office space currently utilized by the Company is insignificant.

Item 3.  Legal Proceedings.

The Company and its subsidiaries are from time to time involved in ordinary and routine litigation. At present, there is no litigation.

Item 4.  (Removed and Reserved)

None

PART II

Item 5.  Market for Registrants Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low prices for the periods indicated as reported by the National Daily Quotation Service, Inc. between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. On May19, 2011 the closing bid price was $.008/share.

	High	Low
2008 Fiscal Year
First Quarter	$0.1700	$0.1200
Second Quarter	$0.1200	$0.0300
Third Quarter	$0.0400	$0.0100
Fourth Quarter	$0.0300	$0.0100

2009 Fiscal Year
First Quarter	$0. 0350	$0.0250
Second Quarter	$0.0250	$0.0040
Third Quarter	$0.0075	$0.0031
Fourth Quarter	$0.0040	$0.0040

The Common Stock was recorded on the OTC Bulletin Board with the symbol DCDC. However in November 2001, the Company's stock was delisted from the OTC Bulletin Board due to its failure to timely file its Form 10-KSB with the Securities and Exchange Commission. The stock is now traded on the Pink Sheets. On December 1, 2010 the number of record holders of the Company's Common Stock was 485.

Dividends

In November and December 1997, the Company consummated a private placement with respect to equity units consisting of shares of its Series C Preferred Stock and warrants to purchase shares of common stock for aggregate proceeds of $990,000. The Company sold 9,900 shares of Series C Preferred Stock with warrants to purchase 148,500 shares of common stock attached. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100/share plus accrued and unpaid dividends, at any time. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semi-annually, if and when the Board declares a dividend. On September 28, 1998, the Company sold 4,000 shares of Series D Preferred Stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $400,000. The preferred stock is convertible into 400,000 shares of common stock. The holders of the preferred stock are entitled to a cumulative dividend of 15% per annum, payable semi annually, if and when the Board declares a dividend. To date, the Company has not paid any dividends on its Common Stock or Preferred Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Series A and Series C Preferred Stock. The amount of accumulated and unpaid dividends on the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock was approximately $1,653,000 as of June 30, 2009.

Item 6.  Selected Financial Data

The Company is a smaller reporting company and is not required to provide information by this item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 Certain matters and statements made in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates," "may," "believes," "estimates," "projects," "expects" "intends," and words of similar import. In addition to the statements included in this Annual Report on Form 10-K, the Company and its representatives may from time to time make other oral or written forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks, and uncertainties include, but are not limited to, general business conditions, including the timing or extent of any recovery of the economy, the highly competitive nature of the industry in which the Company operates and other risks and uncertainties. All such forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, and therefore, those statements may turn out to be incorrect. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes in future filings with the Securities and Exchange Commission or in any of its press releases. This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and those actual events or results may differ materially.

Results of Operations Fiscal 2009 and Fiscal 2008

The Company had no operating revenues in fiscal years 2009 and 2008. General and administrative expenses decreased by $178,800 from $325,900 principally due to lower administrative expenses, principally legal; consulting; and accounting costs as a result of the Company ceasing its operations. Total Other Income decreased $372,400 from fiscal 2008 to a loss of $51,600 primarily due to increased interest on notes in default and also due to realized lossesincurred on investments sold to fund operations. The net effect of the aforementioned resulted in a net loss of $498,700 in the 2009 fiscal year compared to a $305,100 net loss for the 2008 fiscal year.

Item 7a.  Liquidity and Capital Resources

The Company’s current liabilities exceeded its current assets by $1.701million at June 30, 2009, compared to current liabilities exceeding its current assets by $0.295 million at June 30, 2008. The change in working capital is primarily the result of a decrease in market value of the Company’s holdings in Broadcaster, Inc.  As of June 30, 2009 and 2008, marketable securities—current portion, had a market value of approximately $0.151 million and $1.172 million, respectively.Current and Total Liabilities were $1.852 million and $1.466 million at June 30, 2009 and 2008, respectively.

In April 2003, the Company issued $345,000 of secured promissory notes to a group of seven investors. The notes matured in August 2005 and bore interest at 10%. In addition, for each $60,000 of notes issued, the Company issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share. Approximately 373,845 shares of Broadcaster common stock currently held by the Company collateralize the promissory notes. The amount reflects the 1 for 2 reverse split of shares of Broadcaster on June 25, 2007. The proceeds of these notes were used to repay a loan to Mr. Galloway and for the Company’s working capital requirements. The warrants issued in 2003 were valued at $392,500 and charged to interest expense over the term of the notes. The holders of promissory notes have exercised 4,750,000 of the warrants associated with their notes at $0.01 per share. All of the $345,000 Secured Promissory Notes are now currently in default beyond their extended due dates. The Company's management is confident that future extensions can be obtained if necessary, but there can be no assurance that the Company will be able to obtain such extensions.

On September 18, 2003, the Company entered into a 15% one-year note (the “Note”) with IMSI (n/k/a Broadcaster, Inc.) whereby the Company borrowed $350,000. On January 5, 2005, Broadcaster sold and assigned the Note, which then had a principal amount of $325,000, to Multi-Mag Corporation ("Multi-Mag").

The Company and Multi Mag by way of various extension amendments and interest payments, had agreed to extend the Note through December 31, 2007. The Note with Multi Mag is currently in default.

The Company's management is confident that future extensions can be obtained. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed.

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

From time to time, the Company has sold and may sell a certain amount of its holdings in Broadcaster. The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes. The Company sold 146,000 shares of Broadcaster, Inc.) from July 1, 2008 to June 30, 2009 and has used the proceeds of approximately $22,200 for general working capital purposes.

Additionally 3,500 shares of Broadcaster were sold from July 1, 2009 to May19, 2011; the proceeds of approximately $200 were used for general working capital purposes.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company’s equity investments are concentrated in Broadcaster, Inc. At June 30, 2009, 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

Item 8.   Financial Statements and Supplementary Data

The financial statements are filed as part of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants.

None

Item 9A. Controls and Procedures

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

Digital Creative Development Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-integrated Framework. Based on our assessment we believe that, as of June 30, 2009, the Company's internal control over financial reporting is effective based on those criteria.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons.

Name	Age	Position

Gary Herman	46	Chairman of the Board, Chief Executive Officer, and Secretary

Skuli Thorvaldsson	68	Director, Former Chief Financial Officer, Treasurer Resigned July 2007

Vincent De Lorenzo	64	Chief Financial Officer, Treasurer

Directors

Gary Herman. Mr. Herman was elected to the Board of Directors in May 2001 and became Chairman and Chief Executive officer in January 2002. Mr. Herman is also a Managing Member of Galloway Capital Management, LLC. as well as a Managing Director with Arcadia Securities LLC., a FINRA registered broker -dealer based in New York. Prior to this, from 1997 to 2002, he was an investment banker with Burnham Securities, Inc. Prior to joining Burnham, he was the managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman has a B.S. from the State University of New York at Albany.

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

Vincent DeLorenzo  Mr. De Lorenzo was appointed Chief Financial Officer in July 2007. Mr. DeLorenzo is a Certified Public Accountant and Financial Analyst with extensive experience in various industries and corporate and SEC accounting. Mr. De Lorenzo, following his graduation from college in 1967, was an accountant with Price Waterhouse & Co. from July 1967 to April 1971. From April 1971 to December 1988, Mr. DeLorenzo worked at Kidde, Inc., where he served as Vice President of Finance. From 1989 to 1993, Mr. De Lorenzo served as Chief Financial Officer and Deputy CEO of a privately held vertically integrated retail automotive company. From October 1993 to February 2000, Mr. De Lorenzo owned and operated three retail automotive franchises. From 1993 to 2000, a large New Jersey law firm specializing in bankruptcies engaged Mr. De Lorenzo as a consultant. Since 2000, Mr. DeLorenzo has been engaged as a sole practitioner in finance and accounting, focused on litigation support; business planning& strategies; SEC compliance; financial analysis, and business restructuring. Since 2005, Mr. De Lorenzo has served as a consultant to the Registrant, principally satisfying SEC compliance and financial analysis for the Registrant.

Each Director is elected to serve until the Company's next annual meeting of shareholders and until his successor is duly elected and qualified.

There are no agreements with respect to the election of directors. Executive officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.

The Company has adopted a Code of Ethics, which is administered by the Board of Directors. A copy is available upon request from the Company. Beneficial Ownership Reporting Compliance

Section 16 A (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal year ended June 30, 2009 all filing requirements were met.

Item 11.  Executive Compensation.

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2009; 2008; and 2007.

(a) Summary Compensation Table

Name and Principal Position	Year	Compensation	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Gary Herman	2009	$8,900	$-	$-	$-	$-	$-	$-
President	2008	$70,385	$-	$-	$-	$-	$-	$-
	2007	$48,200	$-	$-	$-	$-	$-	$-

Skuli Thorvaldsson	2009	$-	$-	$-	$-	$-	$-	$-
Former CFO	2008	$-	$-	$-	$-	$-	$-	$-
	2007	$-	$-	$-	$-	$-	$-	$-

Vincent De Lorenzo	2009	$5,750	$-	$-	$-	$-	$-	$-
CFO	2008	$52,000	$-	$-	$-	$-	$-	$-
	2007	$-	$-	$-	$-	$-	$-	$-

* The compensation listed above is in the form of consulting payments to GH Ventures, LLC,. Gary Herman or a related entity ; VDL Associates LLC, Vincent De Lorenzo; and. Skuli Thorvaldsson

Executive Compensation

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

VDL Associates LLC, an entity of which Vincent DeLorenzo is the sole member, provides services as the Company's Chief Financial Officer

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

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

Item 13.  Certain Relationships and Related Transactions.

None

Item 14.  Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Miller, Ellin & Company, LLP for the audit of our annual financial statements and fees for other services for the year ended June 30, 2008. For the year ended June 30, 2009, fees for theaudit of our annual financial statements and fees for other services were rendered by Rosen Seymour Shapss Martin & Company LLP.

	2009	2008

Audit fees: (1)	$10,000	$65,000

Audit related fees: (2)	-	25,500

Tax fees: (3)	None	None

All other fees: (4)	None	None

Total	$10,000	$90,500

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

Our Board of Directors has accepted the resignation of Miller, Ellin & Company, LLP for all audit, audit-related and tax services for 2009 and engaged the firm of Rosen Seymour Shapss Martin & Company LLP. Our former auditors effectively merged with the firm of Rosen Seymour Shapss Martin & Company LLP on January 1, 2010.

Item 15. Exhibits and Report

(a)	Exhibits
3.1.1	Certificate of Incorporation. (1)
3.1.2	Agreement and Plan of Reorganization and First Addendum dated December 5, 1983. (1)
3.1.3	Certificate of Merger dated January 23, 1984. (1)
3.1.4	Articles of Merger dated January 27, 1984. (1)
3.1.5	Articles of Amendment to Articles of Incorporation dated January 27, 1984. (1)
3.1.6	Amendment to Articles of Incorporation dated January 27, 1986. (1)
3.1.7	Articles of Amendment to Articles of Incorporation dated June 28, 1996. (1)
3.1.8	Articles of Amendment to Articles of Incorporation dated July 31, 2000. (3)
3.2	Bylaws. (1)
4.2	Certificate of Designation of Series A Preferred Stock. (1)
4.10	Certificate of Designation of Series B Preferred Stock. (1)
4.4	Certificate of Designation of Series C Preferred Stock of Warrant to Burnham Securities Inc. (1)
4.5	Certificate of Designation of Series D Preferred Stock. (1)
10.11	Form of Warrant exercisable at $1.51 per share. (1)
10.12	Form of Warrant to Burnham Securities Inc. (1)
10.13	Form of Stock Option to Employees. (1)
10.18	Form of agreement with holders of Series a Preferred Stock. (1)
10.25.	Agreement and Plan of Merger between the Company and International Microcomputer Software, Inc. (n/k/a BCAS). dated August 31, 2001.(4)
10.26	Loan Purchase Agreement between the Company and Union Bank of California dated August 22, 2001. (4)
10.29	Option Agreement with Martin Wade dated June 1, 2001.
10.30	Memorandum of Agreement between the Company, Ralph Sorrentino and RJS Consulting Corp. dated October 30, 2001.
10.31	Purchase Agreement between ATI (Delaware) and PAT Franchise dated February 28, 2002. (5)
10.32	Common Stock Purchase Agreement among the Company, DCDC (Delaware) and PAT Services, dated February 28, 2002. (4)
10.33	Guaranty and security Agreement between PAT Franchise and the Company dated February 28, 2002. (5)

10.34	Pledge Agreement between PAT Services and the Company dated February 28, 2002. (5)
10.35	Amended and Restated Senior Secured Promissory Note in favor of the Company dated February 28, 2002. (5)
10.36	Promissory Note Conversion and General Release dated February 28, 2002 between the Company and IMSI (n/k/a BCAS) (5)
10.37	Sale Agreement between International Microcomputer Software, Inc. and the Company dated November, 2001_for the sale of Keynomics, Inc. (7)
10.38	Note Purchase Agreement between the Company and KGS Holdings, Ltd. dated June, 2002.
10.39	Settlement Agreement between the Company and Ralph Sorrentino dated January, 2003. (7)
10.40	Settlement Agreement between the Company and Raymond DeMarco, Michael Morley and Gil Holland dated March, 2003. (7)
10.42	Promissory Note in favor of IMSI (n/k/a BCAS) dated September 18, 2003. (6)
10.43	Promissory Note issued by Access Propeller, LLC in favor of the Company dated September, 2003. (6)
10.44	Amendment No.1 to the Promissory Note in favor of IMSI (n/k/a BCAS) dated September 18, 2004. (6)
10.45	Assignment Agreement of the Promissory Note between the Company, International Microcomputer Software, Inc. and Multi Mag Corporation dated as of February 3, 2005. (7)
10.46	Amendment No.2 to the Promissory Note in favor of Multi Mag dated June 5, 2005. (7)
10.47	Code of Ethics (8)
10.48	Amendment No. 3 to the Promissory Note in favor of Multi Mag dated December 14, 2005.
10.49	Amendment No. 4 to the Promissory Note in favor of Multi Mag dated May 31, 2006.
10.50	Amendment No. 5 to the Promissory Note in favor of Multi Mag dated May 30, 2007.(9)

List of Subsidiaries (3)

1	Previously Filed with Form 10-SB Declared Effective on August 12, 1997
2	Previously filed with Form 10-KSB for the year ended June 30, 1999
3	Previously filed with Form 10-KSB for the year ended June 30, 2000
4	Previously filed with Form 8-K filed on September 19, 2001
5	Previously filed with Form 8-K filed on March 15, 2002
6	Previously filed with Form 8-K filed on October 20, 2004
7	Previously filed with Form 10-KSB for the year ended June 30, 2002
8 9	Previously filed with Form 10-KSB for the year ended June 30, 2004 Previously filed with Form 10-KSB for the year ended June 30, 2005

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DEVELOPMENT CORPORATION (Registrant)

Date: May 26, 2011

By: /s/ Gary Herman
Gary Herman, Chief Executive Officer May 26, 2011

By: /s/ Vincent De Lorenzo
Vincent De Lorenzo, Chief Financial Officer May 26, 2011

Digital Creative Development Corporation
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Net Loss	F-4

Consolidated Statements of Stockholders' Equity (Deficiency)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders Digital Creative Development Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Digital Creative Development Corporation & - Subsidiary as of June 30, 2009, and the related consolidated statements of operations and comprehensive net loss, stockholders' equity (deficiency), and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that weplan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includesexamining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accountingprinciples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our auditprovides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital CreativeDevelopment Corporation and Subsidiary as of June 30, 2009, and the result of its operations and its cash flows for the year then ended, inconformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to thefinancial statements, the Company has incurred recurring losses from operations and a net capital and equity deficiency of $1,701,200 that raise substantial doubtabout the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do notinclude any adjustments that might result from the outcome of this uncertainty.

/s/ ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP
CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
May 19, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders Digital Creative Development Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Digital Creative Development Corporation & - Subsidiary as of June 30, 2008, and the related consolidated statements of operations and comprehensive net loss, stockholders' equity (deficiency), and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that weplan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includesexamining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accountingprinciples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our auditprovides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital CreativeDevelopment Corporation and Subsidiary as of June 30, 2008, and the result of its operations and its cash flows for the years then ended, inconformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to thefinancial statements, the Company has suffered recurring losses from operations and a net capital and equity deficiency of $294,000 that raise substantial doubtabout its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do notinclude any adjustments that might result from the outcome of this uncertainty.

/s/ MILLER, ELLIN & COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
October 14, 2008

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2009	June 30, 2008
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$0.4	$-
Marketable securities available for sale and non-marketable securities
net of $300,000 at June 30, 2009 and June 30, 2008	150.6	1,171.5
TOTAL CURRENT ASSETS	151.0	1,171.5

TOTAL ASSETS	$151.0	$1,171.5

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses and other liabilities	$483.6	$370.7
Accrued interest	560.5	300.1
Notes payable--related parties	808.1	795.6
TOTAL CURRENT LIABILITIES	1,852.2	1,466.4

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Any Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Any Accrued and Unpaid Dividends	990.0	990.0
Series D, Par Value $100 ; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Any Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding:
53,864,165 Shares at June 30, 2009 and June 30 , 2008	538.6	538.6
Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive loss	(2,576.6)	(1,669.0)
Accumulated deficit	(39,298.2)	(38,799.5)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,701.2)	(294.9)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$151.0	$1,171.5

See accompanying notes to consolidated financial statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE NET LOSS
FOR THE YEARS ENDED JUNE 30,

	2009	2008
	(in thousands)

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	147.1	325.9

LOSS FROM OPERATIONS	(147.1)	(325.9)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(260.4)	(96.0)
Realized (losses) gains on marketable securities available-for-sale	(91.2)	116.8
Settlement of litigation with former employees	-	-

TOTAL OTHER INCOME (EXPENSE)	(351.6)	20.8

NET LOSS	(498.7)	(305.1)

UNDECLARED PREFERRED STOCK DIVIDENDS	(145.5)	(145.5)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(644.2)	$(450.6)

EARNINGS PER COMMON SHARE:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2

OTHER COMPREHENSIVE LOSS
Unrealized loss on marketable securities available-for-sale	$(907.6)	$(7,084.0)
Net loss	(498.7)	(305.1)
TOTAL OTHER COMPREHENSIVE LOSS	$(1,406.3)	$(7,389.1)

See accompanying notes to consolidated financial statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND JUNE 30, 2009
(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2008	$2.2	$852.7	$400.0	$538.6	$38,380.1	$(1,669.0)	$(38,799.5)	$(294.9)

Unrealized loss on investments						(907.7)		(907.7)

Net loss							(268.3)	(268.3)

Balance at June 30, 2009	$2.2	$852.7	$400.0	$538.6	$38,380.1	$(2,576.7)	$(39,067.8)	$(1,470.9)

Unrealized gain on investments						33.1		33.1
								-
Net loss							(159.0)	(159.0)

Balance at June 30, 2010	$2.2	$852.7	$400.0	$538.6	$38,380.1	$(2,543.6)	$(39,226.8)	$(1,596.8)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

	2010	2009
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(158.9)	$(268.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses on marketable securities	2.9	90.7

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	156.0	145.5

NET CASH USED IN OPERATING ACTIVITIES	-	(32.1)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	0.2	22.6

NET CASH PROVIDED BY INVESTING ACTIVITIES	0.2	22.6

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable--related parties	-	10.0

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	10.0

NET CHANGE IN CASH AND CASH EQUIVALENTS	$0.2	$0.5

CASH AND EQUIVALENTS, beginning of period	0.5	-

CASH AND EQUIVALENTS, end of period	$0.7	$0.5

CASH PAYMENTS FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

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
June 30, 2009 and 2008

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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

In April 2011, the FASB issued Accounting Standards Update 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011- 02). ASU 2011-02 amends Topic 310 by requiring that a creditor, when evaluating whether a restructuring constitutes a troubled debt restructuring, separately conclude that both the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim or annual reporting period beginning on or after June 15, 2011, and is to be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect the adoption of ASU 2011-02 to have an impact on its financial condition or results of operations.

In January 2011, the FASB issued Accounting Standards Update 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20”, which defers the effective date of the new disclosures about troubled debt restructurings required by ASU 2010-20. The delay will allow the FASB to complete its deliberations on what constitutes a troubled debt restructuring. The anticipated effective date for the new disclosures is for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations, a Consensus of the FASB Emerging Issues Taskforce.” The objective of this update was to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure required for business combinations. The update specifies that a public entity which presents comparative financial statements, must disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. The amendments are effective for the Company beginning July 1, 2011. The Company believes the adoption of the provisions of this amendment will not have a material impact on the Company’s financial condition and results of operations.

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which amends Subtopic 310-30 by requiring an entity to provide enhanced and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of both the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reason for those changes. The update is effective for the first interim or annual period ending on or after December 15, 2010. The adoption of FASB ASU 2010-20 did not have a material impact on the Company’s financial condition or results of operations.

In January 2010, FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820),” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 activity.  Those disclosures are effective for interim and annual periods beginning after December 15, 2010.  The adoption of FASB ASU 2010-06 did not have a material impact on the Company’s financial condition and results of operations.

In December 2009, FASB issued ASU No. 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” that amends the FASB ASC for the issuance of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact such entity’s economic performance and (1) the obligation to absorb losses of such entity or (2) the right to receive benefits from such entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in ASU No. 2009-17 also require additional disclosures about a reporting entity's involvement in variable interest entities, which will enhance the information provided to users of financial statements. ASU No. 2009-17 is effective for annual periods beginning after November 15, 2009. The adoption of this standard did not have a material impact on the Company's financial condition and results of operations.

In June 2009, FASB issued ASC 810 (previously SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the guidance in FASB Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities ). It requires reporting entities to evaluate former qualifying special-purpose entities (“QSPEs”) for consolidation, changes the approach to determining the primary beneficiary of a VIE from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. ASC 810 requires additional year-end and interim disclosures for public and non-public companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8,  Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  ASC 810 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. All QSPE’s and entities currently subject to FIN 46(R) will need to be reevaluated under the amended consolidation requirements as of the beginning of the first annual reporting period that begins after November 15, 2009. Early adoption is prohibited. The adoption of the provisions of ASC 810 did not have a material impact on the Company’s financial condition and results of operations.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, Accounting for Transfer of Financial Assets, which amends the guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities).  It eliminates the QSPEs concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. ASC 860 requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8. ASC 860 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. ASC 860’s disclosure requirements must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. The adoption of the provisions of ASC 860 did not have a material impact on the Company’s financial condition and results of operations.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

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

2. DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $1,662,300 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares ; and/or raising additional equity; and obtaining forbearance of our debt holders. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. Management believes that it can obtain the additional funds necessary to continue its operations.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

3. INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable securities at June 30, 2009 and 2008, as follows:

	(in thousands)
	June 30, 2009	June 30, 2008

Marketable Securities - current:
Broadcaster, Inc., - at cost	$2,736.2	$2,868.5
Access Propeller Holdings, Inc., at cost	300.0	300.0
Unrealized loss on marketable securities	(2,585.6)	(1,697.0)
Less: allowance for impairments	(300.0)	(300.0)
Total - at fair market value	$150.6	$1,171.5

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

The Company adopted ASC 820-10 (previously SFAS 157, Fair Value Measurements), which expands application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the portfolio investment is sold in principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

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

The following table presents fair value measurements of investments as of June 30, 2009  (dollars in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$150.6	$-	$150.6	$-

The following table’s present changes in investments that use Level 2 inputs for the six months ended December 31, 2009:

Year ended June 30, 2009 (in thousands)
Balance as of June 30, 2008	$3,168.5
Net unrealized losses	(2,885.6)
Net purchases, sales or redemptions	(132.3)
Net transfers in and/or out of Level 2	-
Balance as of June 30, 2009	$150.6

As of  June 30, 2009, the net unrealized loss on the investments that use Level 2 inputs was $2,585,600

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

Several of the officers, directors and significant shareholders of Broadcaster were defendants in an action captioned Paul Goodman v. Spelling, et al in New York State Supreme Court.  On January 16, 2008,  Mr. Goodman commenced an action in New York State Supreme Court against Broadcaster and certain of its officers, directors, and shareholders, seeking monetary damages “in an amount to be determined but not less than $10 million plus other special, punitive and compensatory damages” for alleged defamation contained in a Company filing with the SEC.  Mr. Goodman sought and obtained an ex parte temporary restraining order, which was vacated by the Court upon hearing argument from the defendants.   This action had been removed and transferred to the Federal District Court for the Southern District of New York and then transferred to United States District Court for the Central District of California. Management of Broadcaster believes that the action was without merit and intended to defend it vigorously. On December 14, 2009 Broadcaster, Inc. announced  the settlement, on December 10, 2009, of the derivative lawsuit brought by Baytree Capital Associates, LLC in February 2008. Broadcaster and Baytree agreed to a dismissal of the lawsuit with prejudice with no payment being made by either the plaintiff or any of the defendants. As is required when a derivative action is settled and dismissed, the Court found that the settlement was fair, adequate and reasonable to Broadcaster and its shareholders and not a product of collusion.

At the same time, Nolan Quan, a Broadcaster shareholder and former officer, and Michael Gardner, the owner of Baytree Capital Associates, both agreed to surrender for cancellation shares of Broadcaster Common Stock that they own or control and that had been issued as "earnout" shares in connection with the Broadcaster—Access Media transaction completed in 2006. The total number of shares surrendered and cancelled was 18,375,000, representing approximately 32.93% of the outstanding shares of common stock of Broadcaster, computed immediately prior to the surrender of the shares.

The result of the surrender and cancellation of these shares increases the Company’s ownership of Broadcaster from 5.4% to 8.0%.

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

The Company has sold 146,000 shares of Broadcaster, Inc. from July 1, 2008 through June 30, 2009. The proceeds of approximately $22,200 have been used for general working capital purposes.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

5. NOTES PAYABLE -RELATED PARTIES

At June 30, 2009 and 2008, the Company’s long term debt consisted of the following:

	June 30, 2009	June 30, 2008
Secured Promissory Note with Interest at 15%, due December 31, 2007	$325,000	$325,000
Secured Promissory Notes with Interest at 10%, due December 31, 2008	345,000	345,000
Notes payable to certain former executives	138,100	126,600

Total	808,100	796,600
Less: Current portion	808,100	796,600
	$-0-	$-0-

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

Throughout the period from July 1, 2001 through June 30, 2009, Mr. Bruce Galloway, the Company's former chairman, and Gary Herman and a related entity had advanced monies with interest rates up to 10% to allow the Company to satisfy operating expenses and occasional cash shortfalls.The amounts outstanding to both Mr. Galloway and Mr. Herman totaled $75,600 at June 30,2009 and 2008 respectively, before accrued interest. The due dates of all of these related party notes to current and former directors have been extended to December 31, 2008. The Company's management is confident that future extensions, if necessary, can be obtained, but there can be no assurance of this.

The Company and Multi-Mag , the holder of the $325,000 Secured Promissory Note have executed various amendments  all of which extended the due date of the Note upon payment of accrued interest to December 31, 2008 The Company and Multi-Mag are currently in negotiations to extend the due date of the note. The Company’s management is confident that future extensions can be obtained. And although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

The number of shares of Broadcaster, Inc. Common Stock pledged as Collateral was subject to adjustment one year after the initial closing date based on the 30-day trailing average of the bid prices of shares of Common Stock of Broadcaster, Inc. as listed on the OTC Bulletin Board or such other exchange as such shares are then listed upon. As such, the number of shares that are subject to the pledge agreement as of June 2009 and June 2008 are 373,845 shares. The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected June 25, 2007.

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

Related interest expense, including those charges associated with the issuance of warrants, approximated $106,000 for the year ended June 30, 2009.

6. INCOME TAXES

For the years ended June 30, 2009 and 2008, a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

	2009	2008
Federal statutory rate	34%	34%
Valuation allowance on net operating loss carryforwards, and investment write-downs	(34)%	(34)%
Effective income tax rate	-0-	-0-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company’s deferred tax assets and liabilities at June 30, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Operating loss carryforwards	$4,116,000	$	$3,916,000
Write-down of investments	1,544,000		1,544,000
Total Deferred Tax Asset	5,660,000		5,460,000
Valuation Allowance	(5,660,000)		(5,460,000)
	$-0-		$-0-

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
June 30, 2009 and 2008

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

As of June 30, 2009, the Company had net operating loss carry forwards of approximately $10.3 million available to offset future federal taxable income. The federal net operating loss carry-forwards expire in varying amounts through 2029.

The Company is in the process of filing its tax returns for the current and all applicable prior years.

7. PER SHARE INFORMATION

In accordance with SFAS No. 128, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents on convertible securities, options, and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were _750,00 stock options excluded from the computation of Diluted EPS for the years ended June 30, 2009 and 2008 as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	June 30,
	2009	2008
	(in thousands)
Basic and Diluted
Numerator:
Net loss attributable to common shareholders	$(644.2)	$(450.6)
Denominator:
Weighted average common shares outstanding
for basic and full dilution	53,864.2	53,864.2
Basic and Diluted Per Share Information:
Net Loss	$(0.01)	$(0.01)

 DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

8. STOCK OPTIONS AND STOCK WARRANTS

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

A summary of the options and warrants issued under the Plan is presented in the table below:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding -June 30,2007	750,000	$.01	1,000,000		$.01
Expired	-0-		(1,000,000)
Exercised
Issued	-0-	-0-	-0-		—
Outstanding -June 30,2008	750,000	$.01	-0-	$	N/A
Expired	-0-	-0-	-0-		-0-
Exercised	-0-	-0-	-0-		.01
Issued	-0-	$-0-	-0-		-0-
Outstanding -June 30,2009	750,000	.01	-0-		N/A

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008

10. STOCKHOLDERS' EQUITY

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $25,800 and $25,500 for the years ended June 30, 2009 and 2008, respectively.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. At June 30, 2009 and 2008, the Company had accumulated and unpaid dividends of approximately $982,200 and $896,900, respectively, on this series of preferred stock. The holders of Series C Preferred Stock have warrants which entitle the holder to purchase one share of common stock at an exercise price of $3.125 per share of common stock. The Company utilized the proceeds for working capital needs.

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock are convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock. The amount of accumulated and unpaid dividends was approximately $645,000 and $585,000 at June 30, 2009 and 2008, respectively.