Form 10-Q
period 2009-09-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2011-06-03
CIK 1016951

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

As of May 27, 2011, there were 53,864,165 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2009

PART 1---FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$0.6	$0.4
Marketable securities available for sale and non-marketable securities
net of $300,000 at September 30, 2009 and June 30, 2009	90.1	150.6
TOTAL CURRENT ASSETS	90.7	151.0

TOTAL ASSETS	$90.7	$151.0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses and other liabilities	$498.6	$483.6
Accrued interest	603.5	560.5
Notes payable--related parties	808.1	808.1
TOTAL CURRENT LIABILITIES	1,910.2	1,852.2

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	990.0	990.0
Series D, Par Value $100; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding:
53,864,165 Shares at September 30, 2009 and June 30, 2009	538.6	538.6
Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive loss	(2,633.9)	(2,576.6)
Accumulated deficit	(39,359.2)	(39,298.2)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,819.5)	(1,701.2)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$90.7	$151.0

See accompanying notes to consolidated financial statements

Item 1. Condensed Financial Statements (cont’d)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(unaudited)

	2009	2008
	(in thousands)

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	15.0	18.8
LOSS FROM OPERATIONS	(15.0)	(18.8)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(43.0)	(24.0)
Realized losses on marketable securities available-for-sale	(3.0)	(84.6)

TOTAL OTHER INCOME (EXPENSE)	(46.0)	(108.6)

NET LOSS	(61.0)	(127.4)

UNDECLARED PREFERRED STOCK DIVIDENDS	(36.4)	(36.4)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(97.4)	$(163.8)

EARNINGS PER COMMON SHARE
Basic	$-	$-
Diluted	$-	$-

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2

OTHER COMPREHENSIVE LOSS
Unrealized loss on marketable securities available-for-sale	$(57.3)	$(517.4)
Net loss	(61.0)	(127.4)
TOTAL OTHER COMPREHENSIVE LOSS	$(118.3)	$(644.8)

See accompanying notes to consolidated financial statements

Item 1. Condensed Financial Statements (cont’d)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30 , 2009
(in thousands)
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Loss	Deficit	Total

Balance at June 30, 2009 (audited)	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,576.6)	$(39,298)	$(1,701.2)

Unrealized loss on marketable securities						(57.3)		(57.3)

Net loss							(61.0)	(61.0)

Balance at September 30 , 2009 (unaudited)	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,633.9)	$(39,359.2)	$(1,819.5)

See accompanying notes to consolidated financial statements

Item 1. Condensed Financial Statements (cont’d)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 31,
(unaudited)

	2009	2008
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(61.0)	$(127.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses on marketable securities	3.0	84.6

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	58.0	24.0
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	-	(18.8)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of marketable securities, net of purchases	0.2	20.5
NET CASH PROVIDED BY INVESTING ACTIVITIES	0.2	20.5

NET CHANGE IN CASH AND CASH EQUIVALENTS	$0.2	$1.7
CASH AND EQUIVALENTS, beginning of period	0.4	-

CASH AND EQUIVALENTS, end of period	$0.6	$1.7

CASH PAYMENTS FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of September 30, 2009 and for the three months ended September 30, 2009 and 2008 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying consolidated balance sheet as of June 30, 2009 and other information as of June 30, 2009 has been derived from the Company's audited annual financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2009 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $1,819,500 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares; and/or raising additional equity; and obtaining forbearance of our debt holders. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. Management believes that it can obtain the additional funds necessary to continue its operations.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
 (Unaudited)

NOTE 4- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at September 30, 2009 (unaudited) and June 30, 2009 (audited) as follows:

	(in thousands)
	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
Marketable Securities - current:
Broadcaster, Inc., - at cost	$2,724.0	$2,736.2
Access Propeller Holdings, Inc., at cost	300.0	300.0
Unrealized loss on marketable securities	(2,633.9)	(2,585.6)
Less: allowance for impairments	(300.0)	(300.0)
Total - at fair market value	$90.1	$150.6

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

The Company adopted ASC 820-10 (previously SFAS 157, Fair Value Measurements), which expands application of fair value accounting. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the portfolio investment is sold in principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most  advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below: Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

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
September 30, 2009
 (Unaudited)

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

The following table presents fair value measurements of investments as of September 30, 2009 (dollars in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$90.1	$-	$90.1	$-

The following table’s present changes in investments that use Level 2 inputs for the three months ended September 30, 2009:

Three months ended September 30, 2009 (in thousands)
Balance as of June 30, 2009	$2,727.2
Net unrealized losses	(2,633.9)
Net purchases, sales or redemptions	(3.2)
Net transfers in and/or out of Level 2	-
Balance as of September 30, 2009	$90.1

As of September 30, 2009, the net unrealized loss on the investments that use Level 2 inputs was $2,633,900.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
 (Unaudited)

The Company has sold 3,500 shares of Broadcaster, Inc. from July 1, 2009 through September 30, 2009. The proceeds of approximately $200  have been used for general working capital purposes.

From time to time, the Company may continue to sell a certain amount of its holdings in Broadcaster, Inc. The proceeds of these sales are anticipated to be principally used by the Company for general working capital purposes.

NOTE 5- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses primarily consist of accrued interest, legal and other professional fees and general administrative expenses of the Company.

NOTE 6- NOTES PAYABLE - RELATED PARTIES

 At September 30, 2009 (unaudited) and June 30, 2009 (audited) the Company’s long term debt consisted of the following:

	(in thousands)
	September 30,2009	June 30, 2009
	(Unaudited)	(Audited)
Secured Promissory Note with Interest at 15%, due December 31, 2007	$325.0	$325.0
Secured Promissory Notes with Interest at 10%, due December 31, 2008	345.0	345.0
Notes payable to certain former executives and related parties
with interest at 10%, due on various dates	138.1	138.1
	808.1	808.1

Less: Current portion	808.1	808.1
Long-term portion	$-	$-

Of the $345,000 Secured Promissory Notes, all but three of these noteholders whose notes total $195,000 have extended their notes to December 31, 2008. The Company's management is confident that future extensions can be obtained if necessary, but there can be no assurance that the Company will be able to obtain such extensions. The remaining three noteholders have not agreed to extend. Currently all of these notes are now in default .Interest expense in the amount of $27,300 was charged to operations in the three months ended September 30, 2009.

On May 30, 2007, the Company and Multi-Mag executed Amendment #5 to the $325,000 Secured Promissory Note. This amendment extended the maturity date of the Note to December 31, 2007 upon the payment of accrued interest from June 1, 2006 through May 31, 2007 in the amount of $48,750 payable no later than July 15, 2007. This amount was paid on August 8, 2007 and any defaults were waived by Multi-Mag. The Company and Multi-Mag are currently in negotiations to extend the due date of the note. The Company’s management is confident that future extensions can be obtained. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed. Interest expense in the amounts of $ 12,500 was charged to operations in the three months ended September 30, 2009.
.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
 (Unaudited)

NOTE 7- CONTINGENCIES

The Company is a party in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 8- STOCK-BASED COMPENSATION

In October, 2005, the Company made a contingent award to two of its current directors, Gary Herman and Skuli Thorvaldsson, as well as an award to a former director and significant shareholder, Bruce Galloway. The award consisted of options granted to purchase 7,440,000 shares of common stock at exercise prices ranging from $.0732 per share to $0.1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $798,500, utilizing the Black-Scholes method.

The Company’s Board of Directors has approved the compensation referred to above for services rendered to the Company by Messrs. Herman and Thorvaldsson contingent upon the receipt of a fairness opinion from an independent advisory firm and approval of such fairness opinion by the Board of Directors. The Board of Directors has not reviewed or approved the opinion of the independent advisory firm and the Company has not recognized any stock based compensation expense. If such compensation is granted in full, the value of the related awards will approximate $798,500 and will be charged to earnings at that time. Further, the Company finalized compensation agreements for Messrs. Herman and Thorvaldsson which include amounts to be paid for past services to the Company for the calendar years 2002, 2003, 2004, 2005 and 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30,2009 Annual Report on Form 10-K.

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

Acquisitions or business combinations may not be available at the times or on terms acceptable to the Company, or at all. In addition, acquiring, or combining with, a business involves many risks, including:

•	Unforeseen obligations or liabilities;
•	Difficulty assimilating the acquired operations and personnel;
•	Risks of entering markets in which we have little or no direct prior experience;
•	Potential impairment of relationships with employees or customers as a result of changes in management;
•	Potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets; and
•	Unforeseen obligations or liabilities.

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

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2009 Compared To The Three Month Period Ended September 30, 2008.

The net loss of $61,000 during the three month period ended September 30, 2009 decreased when compared to the loss of $127,400 in the comparable 2008 period as a result of the Company ceasing its operations and a lower realized loss on investments sold to fund operations.  The decline was offset by greater interest expense incurred (the result of increased interest on loans in default) in the 2009 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $1,819,500 at September 30, 2009, compared to current liabilities exceeding its current assets by $1,701,200 at June 30, 2009. The change in this financial condition was the result of continued operating losses resulting from interest expense and other administrative costs incurred.

Since the Company is inactive, except for its interest in Broadcaster, and it is not contemplated that Broadcaster will declare and pay dividends on its common stock, the Company depends upon sales of its shares of Broadcaster, Inc common stock, which are quoted on the OTCBB in order to meet its expenses, unless the Company obtains funding from third parties, of which there can be no assurance. The Company has sold 3,500 shares of Broadcaster, Inc. from July 1, 2009 through September 30, 2009. The proceeds of approximately $200 have been used for general working capital purposes.

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

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and equity deficit of $1,819,500, and the fact that we are in default of our notes payable, the Company’s ability to obtain resources sufficient to continue to meet obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares and/or raising additional equity; and obtaining forbearance of our debt holders. However the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in Broadcaster, Inc. At September 30, 2009, 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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

Item 1A. Risk Factors

The Company’s equity investments are concentrated in Broadcaster, Inc. At September 30, 2009, 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

Item 2.Unregistered Sales of Equity Securities and Uses of Proceeds

None.

Item 3.Defaults upon Senior Securities

None.

Item 4.Submission of Matters to a Vote of Security Holders

None.

Item 5.Other Information

None.

Item 6.Exhibits And Reports On Form 8-K

(a)	Exhibits: None.

31.01 Chief Executive Officer-- Certification pursuant to Rule 13a-14 (a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Chief Financial Officer-- Certification pursuant to Rule 13a-14 (a) of the Exchange Act of  193,4 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 Chief Executive Officer-- Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DIGITAL CREATIVE DIGITAL CORPORATION

Dated: June 3, 2011	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo
Title: Chief Financial Officer