Form 10-Q
period 2009-12-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2011-06-03
CIK 1016951

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009

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
FOR THE SIX MONTHS ENDED
December 31, 2009

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS	F-1

	Condensed Consolidated Balance Sheets as December 31, 2009 (Unaudited) and June 30, 2009	F-1

	Condensed Consolidated (Unaudited) Statements of Operations and Comprehensive Loss for the three months and six months ended December 31, 2009 and 2008	F-2

	Condensed Consolidated (Unaudited) Statement of Stockholders’ Equity for the six months ended December 31, 2009	F-3

	Condensed Consolidated Statements of Cash Flow for the six months ended December 31, 2009 and 2008 (Unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements	F-5 - 9

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	3

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

Item 4.	CONTROLS AND PROCEDURES	5
Part II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	5

Item 1 A.	RISK FACTORS	6

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES	6

Item 3.	DEFAULTS UPON SENIOR SECURITIES	6

Item 4.	SUBMISSION OF MATTERS TO A VOTE	6

Item 5.	OTHER INFORMATION	6

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	6

	SIGNATURES	7

	CERTIFICATIONS	8-11

PART 1---FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$0.6	$0.4
Marketable securities available-for-sale and non-marketable securities
net of $300,000 at December 31, 2009 and June 30, 2009	105.2	150.6
TOTAL CURRENT ASSETS	105.8	151.0

TOTAL ASSETS	$105.8	$151.0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses and other liabilities	$513.6	$483.6
Accrued interest	648.9	560.5
Notes payable--related parties	808.1	808.1
TOTAL CURRENT LIABILITIES	1,970.6	1,852.2

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	990.0	990.0
Series D, Par Value $100 ; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding:
53,864,165 Shares at December 31, 2009 and June 30 , 2009	538.6	538.6
Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive loss	(2,618.8)	(2,576.6)
Accumulated deficit	(39,419.6)	(39,298.2)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,864.8)	(1,701.2)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$105.8	$151.0

See accompanying Notes to Condensed Consolidated Financial Statements

Item 1. Condensed Financial Statements (cont’d)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Six Months Ended December 31 ,		For the Three Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	30.0	83.7	15.0	64.9

LOSS FROM OPERATIONS	(30.0)	(83.7)	(15.0)	(64.9)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(88.4)	(48.0)	(45.4)	(24.0)
Realized losses on marketable securities available-for-sale	(3.0)	(84.6)	-	-

TOTAL OTHER INCOME (EXPENSE)	(91.4)	(132.6)	(45.4)	(24.0)

NET LOSS	(121.4)	(216.3)	(60.4)	(88.9)

UNDECLARED PREFERRED STOCK DIVIDENDS	(72.8)	(72.8)	(36.4)	(36.4)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(194.2)	$(289.1)	$(96.8)	$(125.3)

EARNINS PER COMMON SHARE
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2	53,864.2	53,864.2

OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on marketable securities available-for-sale	$(42.2)	$(730.9)	$15.1	$(213.5)
Net loss	(121.4)	(216.3)	(60.4)	(88.9)
TOTAL OTHER COMPREHENSIVE LOSS	$(163.6)	$(947.2)	$45.3	$(302.4)

See accompanying Notes to Condensed Consolidated Financial Statements

Item 1. Condensed Financial Statements (cont’d)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(in thousands)
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Loss	Deficit	Total

Balance at June 30, 2009 (audited)	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,576.6)	$(39,298.2)	$(1,701.2)

Unrealized loss on marketable securities						(42.2)		(42.2)

Net loss							(121.4)	(121.4)

Balance at December 31 , 2009 (unaudited)	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,618.8)	$(39,419.6)	$(1,864.8)

See accompanying Notes to Condensed Consolidated Financial Statements

Item 1. Condensed Financial Statements (cont’d)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(unaudited)

	2009	2008
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(121.4)	$(216.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses on marketable securities	3.0	84.6

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	118.4	111.2

NET CASH USED IN OPERATING ACTIVITIES	-	(20.5)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	0.2	20.5

NET CASH PROVIDED BY INVESTING ACTIVITIES	0.2	20.5

NET CHANGE IN CASH AND CASH EQUIVALENTS	$0.2	$-

CASH AND EQUIVALENTS, beginning of period	0.4	-

CASH AND EQUIVALENTS, end of period	$0.6	$-

CASH PAYMENTS FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of December 31, 2009 and for the three months and six months ended December 31, 2009 and 2008 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying consolidated balance sheet as of June 30, 2009 and other information as of June 30, 2009 has been derived from the Company's audited annual financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2009 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. The results of operations for the three months and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $1,864,800 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares; and/or raising additional equity; and obtaining forbearance of our debt holders. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. Management believes that it can obtain the additional funds necessary to continue its operations.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
 (Unaudited)

NOTE 4- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at December 31, 2009 (unaudited) and June 30, 2009 (audited) as follows:

	(in thousands)
	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
Marketable Securities - current:
Broadcaster, Inc., - at cost	$2,724.0	$2,736.2
Access Propeller Holdings, Inc., at cost	300.0	300.0
Unrealized loss on marketable securities	(2,618.8)	(2,585.6)
Less: allowance for impairments	(300.0)	(300.0)
Total - at fair market value	$105.2	$150.6

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
December 31, 2009
 (Unaudited)

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

The following table presents fair value measurements of investments as of December 31, 2009 (dollars in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$105.2	$-	$105.2	$-

The following table’s present changes in investments that use Level 2 inputs for the six months ended December 31, 2009:

Six months ended December 31, 2009 (in thousands)
Balance as of June 30, 2009	$2,727.2
Net unrealized losses	(2,618.8)
Net purchases, sales or redemptions	(3.2)
Net transfers in and/or out of Level 2	-
Balance as of December 31, 2009	$105.2

As of December 31, 2009, the net unrealized loss on the investments that use Level 2 inputs was $2,618,800

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
 (Unaudited)

The Company has sold 3,500 shares of Broadcaster, Inc. from July 1, 2009 through December 31, 2009. The proceeds of approximately $200 have been used for general working capital purposes.

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

NOTE 6- NOTES PAYABLE - RELATED PARTIES

 At December 31, 2009 (unaudited) and June 30, 2009 (audited) the Company’s long term debt consisted of the following:

	(in thousands)
	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
Secured Promissory Note with Interest at 15%, due December 31, 2007	$325.0	$325.0
Secured Promissory Notes with Interest at 10%, due December 31, 2008	345.0	345.0
Notes payable to certain former executives and related parties
with interest at 10%, due on various dates	138.1	138.1
	808.1	808.1

Less: Current portion	808.1	808.1
Long-term portion	$-	$-

Of the $345,000 Secured Promissory Notes, all but three of these noteholders whose notes total $195,000 have extended their notes to December 31, 2008. The Company's management is confident that future extensions can be obtained if necessary, but there can be no assurance that the Company will be able to obtain such extensions. The remaining three noteholders have not agreed to extend. Currently all of these notes are now in default. Interest expense in the amount of $55,800 was charged to operations in the six months ended December 31, 2009.

On May 30, 2007, the Company and Multi-Mag executed Amendment #5 to the $325,000 Secured Promissory Note. This amendment extended the maturity date of the Note to December 31, 2007 upon the payment of accrued interest from June 1, 2006 through May 31, 2007 in the amount of $48,750 payable no later than July 15, 2007. This amount was paid on August 8, 2007 and any defaults were waived by Multi-Mag. The Company and Multi-Mag are currently in negotiations to extend the due date of the note. The Company’s management is confident that future extensions can be obtained. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed. Interest expense in the amounts of $ 24,900 was charged to operations in the six months ended December 31, 2009.
.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
 (Unaudited)

NOTE 7- CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 8- STOCK-BASED COMPENSATION

In October, 2005, the Company made a contingent award to two of its current directors, Gary Herman and Skuli Thorvaldsson, as well as an award to a former director and significant shareholder, Bruce Galloway. The award consisted of options granted to purchase 7,440,000 shares of common stock at exercise prices ranging from $.0732 per share to $0.1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $798,500, utilizing the Black – Scholes method.

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

Acquisitions or business combinations may not be available at the times or on terms acceptable to the Company, or at all. In addition, acquiring, or combining with, a business involves many risks, including:

•	Unforeseen obligations or liabilities;
•	Difficulty assimilating the acquired operations and personnel;
•	Risks of enterning markets in which we have little or no direct prior experience;
•	Potential impairment of relationships with employees or customers as a result of changes in management;
•	Potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets; and
•	Unforeseen obligations or liabilities.

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

RESULTS OF OPERATIONS

Six Month Period Ended December 31, 2009  Compared To The Six Month Period Ended December 31, 2008.

The net loss of $121,400 during the six month period ended December 31, 2009 decreased when compared to the net loss in the comparable 2008 period as a result of the Company ceasing  its operations and incurring lower realized losses on investments sold to fund operations.   The decline was offset by greater interest expense incurred due to default interest charged on promissory notes in default. General and administrative expenses decreased to $30,000 in the current period from $83,700 due to lower professional fees, including legal, administrative and accounting services.

Three Month Period Ended December 31, 2009 Compared To The Three Month Period Ended December 31, 2008.

The net loss decreased to $60,400 during the three month period ended December 31, 2009 from $88,900 in the comparable 2008 period as a result of the Company ceasing its operations.  The decline was offset by greater interest expense incurred due to default interest charged on promissory notes in default. . General and administrative expenses decreased to $15,000 in the current period from $64,900 due to lower professional fees, including legal, administrative and accounting services

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $1,864,800 at December 31, 2009, compared to current liabilities exceeding its current assets by $1,701,200 at June 30, 2009. The change in this financial condition was principally the result of continued operating losses, principally the result of interest expenses and other administrative costs.

Since the Company is inactive, except for its interest in Broadcaster, and it is not contemplated that Broadcaster will declare and pay dividends on its common stock, the Company depends upon sales of its shares of Broadcaster, Inc common stock, which are quoted on the OTCBB in order to meet its expenses, unless the Company obtains funding from third parties, of which there can be no assurance. The Company has sold 3,500 shares of Broadcaster, Inc. from July 1, 2009 through December 31, 2009. The proceeds of approximately $200 have been used for general working capital purposes.

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

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and equity deficit of $1,864,800, and the fact that we are in default of our notes payable, the Company’s ability to obtain resources sufficient to continue to meet obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares and/or raising additional equity; and obtaining forbearance of our debt holders. However the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s equity investments are concentrated in Broadcaster, Inc. At December 31, 2009, 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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

Item 1A. Risk Factors

The Company’s equity investments are concentrated in Broadcaster, Inc. At December 31, 2009, 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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