Form 10-K
period 2010-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2011-06-15
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
Under Section 13 or 15(d) of the Securities Act of 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

DIGITAL CREATIVE DEVELOPMENT CORPORATION
(Formerly ARTHUR TREACHER’S, INC.)
(Exact name of registrant is specified in its Charter)

UTAH	34-1413104
(State or Other Jurisdiction of	I.R.S. Employer
Incorporation or Organization)	Identification No.

720 Fifth Avenue, New York, New York, 10019
10th Floor
(Address of principal executive offices)
(212) 247-0581

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:	Common Stock, $.01 par value

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

Shares outstanding: 53,864,165 at June 14, 2011.

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

Employees

As of June 30, 2010 and through the present, the Company has no employees. Gary Herman, the Company’s Chairman, Chief Executive Officer, President and Secretary and Vincent De Lorenzo the Company’s Chief Financial Officer serve on a management consulting basis. Mr. De Lorenzo became Chief Financial Officer effective July 12, 2007 upon the resignation of Skuli Thorvaldsson, effective July 12, 2007.

Acquisitions

The Company has never held itself out as an investment company. Its historical development has focused almost exclusively on the restaurant, software and digital entertainment business. Although the Company continues to search for candidates with which to enter into business combinations or strategic transactions, it does not have an operating business except for its interest, as of June 5, 2011, in Broadcaster represented by its ownership interest of approximately 3,000,000 shares of common stock of Broadcaster, constituting approximately 6.0% of the total outstanding shares of that entity’s common stock. These shares are reflective of Broadcaster’s 1 for 2 reverse split effected June 25, 2007.

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

Item 4. (Removed and Reserved)

None

PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low prices for the periods indicated as reported by the National Daily Quotation Service, Inc. between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. On June 14, 2011 the closing bid price was $0.013/share.

	High	Low
2009 Fiscal Year
First Quarter	$0. 0350	$0.0250
Second Quarter	$0.0250	$0.0040
Third Quarter	$0.0075	$0.0031
Fourth Quarter	$0.0040	$0.0040

2010 Fiscal Year
First Quarter	$0.017	$0.003
Second Quarter	$0.014	$0.007
Third Quarter	$0.03	$0.008
Fourth Quarter	$0.03	$0.00612

The Common Stock was recorded on the OTC Bulletin Board with the symbol DCDC. However in November 2001, the Company's stock was delisted from the OTC Bulletin Board due to its failure to timely file its Form 10-KSB with the Securities and Exchange Commission. The stock is now traded on the Pink Sheets. On June 2, 2011 the number of record holders of the Company's Common Stock was 485.

Dividends

In November and December 1997, the Company consummated a private placement with respect to equity units consisting of shares of its Series C Preferred Stock and warrants to purchase shares of common stock for aggregate proceeds of $990,000. The Company sold 9,900 shares of Series C Preferred Stock with warrants to purchase 148,500 shares of common stock attached. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100/share plus accrued and unpaid dividends, at any time. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semi-annually, if and when the Board declares a dividend. On September 28, 1998, the Company sold 4,000 shares of Series D Preferred Stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $400,000. The preferred stock is convertible into 400,000 shares of common stock. The holders of the preferred stock are entitled to a cumulative dividend of 15% per annum, payable semi annually, if and when the Board declares a dividend. To date, the Company has not paid any dividends on its Common Stock or Preferred Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Series A and Series C Preferred Stock. The amount of accumulated and unpaid dividends on the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock was approximately $1,798,410 as of June 30, 2010.

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

Results of Operations Fiscal 2010 and Fiscal 2009

The Company had no operating revenues in fiscal years 2010 and 2009. General and administrative expenses decreased by $87,100 from $147,100 principally due to lower administrative expenses, principally legal; consulting; and accounting costs as a result of the Company ceasing its operations. Total Other Expenses decreased $169,500 from fiscal 2009 to $182,100 primarily due to and adjustment of interest on notes in default and also due to reduced realized losses incurred on investments sold to fund operations. The net effect of the aforementioned resulted in a net loss of $242,100 in the 2010 fiscal year compared to a $498,700 net loss for the 2009 fiscal year.

Item 7a. Liquidity and Capital Resources

The Company’s current liabilities exceeded its current assets by $1,910,100 at June 30, 2010, compared to current liabilities exceeding its current assets by $1,701,200 at June 30, 2009. The change in working capital is primarily the result of continuing operating losses.  As of June 30, 2010 and 2009, marketable securities—current portion, had a market value of approximately $180,600 and $151,000, respectively. Current and Total Liabilities were $2.1 million and $1.9 million at June 30, 2010 and 2009, respectively.

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

From time to time, the Company has sold and may sell a certain amount of its holdings in Broadcaster. The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes. The Company sold 149,500 shares of Broadcaster, Inc.) from July 1, 2008 to June 30, 2010 and has used the proceeds of approximately $22,400 for general working capital purposes.

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

Digital Creative Development Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-integrated Framework. Based on our assessment we believe that, as of June 30, 2010, the Company's internal control over financial reporting is effective based on those criteria.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons.

Name	Age	Position

Gary Herman	47	Chairman of the Board, Chief Executive Officer, and Secretary

Skuli Thorvaldsson	69	Director, Former Chief Financial Officer, Treasurer Resigned July 2007

Vincent De Lorenzo	65	Chief Financial Officer, Treasurer

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

The Company has adopted a Code of Ethics, which is administered by the Board of Directors. A copy is available upon request from the Company. Beneficial Ownership Reporting Compliance

Section 16 A (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal year ended June 30, 2010 all filing requirements were met.

Item 11.  Executive Compensation.

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2010; 2009; and 2008.

(a)	Summary Compensation Table

					Restricted	Securities
Name and				Other Annual	Stock	Underlying	LTIP	All Other
Principal Position	Year	Compensation	Bonus	Compensation	Awards	Options	Payouts	Compensation

Gary Herman
President	2010	$-	$-	$-	$-	$-	$-	$-
	2009	$8,900	$-	$-	$-	$-	$-	$-
	2008	$70,385	$-	$-	$-	$-	$-	$-

Skuli
Thorvaldsson
Former CFO	2010	$-	$-	$-	$-	$-	$-	$-
	2009	$-	$-	$-	$-	$-	$-	$-
	2008	$-	$-	$-	$-	$-	$-	$-

Vincent
De Lorenzo
CFO	2010	$-	$-	$-	$-	$-	$-	$-
	2009	$5,750	$-	$-	$-	$-	$-	$-
	2008	$52,000	$-	$-	$-	$-	$-	$-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of October 7, 2008, with respect to officers, directors and persons who are known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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
(v)
47,500 shares of common stock held by Rexon Galloway Capital Growth, LLC an investment company in which Mr. Galloway is a member and for which Mr. Galloway retains full investment and voting discretion; and

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

Item 13. Certain Relationships and Related Transactions.

None

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Rosen Seymour Shapss Martin & Company LLP for the audit of our annual financial statements and fees for other services for the years ended June 30, 2010 and 2009.

	2010	2009

Audit fees: (1)	$0	$10,000

Audit related fees: (2)

Tax fees: (3)	None	None

All other fees: (4)	None	None

Total	$0	$10,000

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

Our Board of Directors has accepted the resignation of Miller, Ellin & Company, LLP for all audit, audit-related and tax services for 2009 and engaged the firm of Rosen Seymour Shapss Martin & Company LLP.  Our former auditors effectively merged with the firm of Rosen Seymour Shapss Martin & Company LLP on January 1, 2009.

PART IV

Item 15. Exhibits and Report

(a)	Exhibits
3.1.1	Certificate of Incorporation. (1)
3.1.2	Agreement and Plan of Reorganization and First Addendum dated December 5, 1983. (1)
3.1.3	Certificate of Merger dated January 23, 1984. (1)
3.1.4	Articles of Merger dated January 27, 1984. (1)
3.1.5	Articles of Amendment to Articles of Incorporation dated January 27, 1984. (1)
3.1.6	Amendment to Articles of Incorporation dated January 27, 1986. (1)
3.1.7	Articles of Amendment to Articles of Incorporation dated June 28, 1996. (1)
3.1.8	Articles of Amendment to Articles of Incorporation dated July 31, 2000. (3)
3.2	Bylaws. (1)
4.2	Certificate of Designation of Series A Preferred Stock. (1)
4.10	Certificate of Designation of Series B Preferred Stock. (1)
4.4	Certificate of Designation of Series C Preferred Stock of Warrant to Burnham Securities Inc. (1)
4.5	Certificate of Designation of Series D Preferred Stock. (1)
10.11	Form of Warrant exercisable at $1.51 per share. (1)
10.12	Form of Warrant to Burnham Securities Inc. (1)
10.13	Form of Stock Option to Employees. (1)
10.18	Form of agreement with holders of Series a Preferred Stock. (1)

10.25.	Agreement and Plan of Merger between the Company and International Microcomputer Software, Inc. (n/k/a BCAS). dated August 31, 2001.(4)
10.26	Loan Purchase Agreement between the Company and Union Bank of California dated August 22, 2001. (4)
10.29	Option Agreement with Martin Wade dated June 1, 2001.
10.30	Memorandum of Agreement between the Company, Ralph Sorrentino and RJS Consulting Corp. dated October 30, 2001.
10.31	Purchase Agreement between ATI (Delaware) and PAT Franchise dated February 28, 2002. (5)
10.32	Common Stock Purchase Agreement among the Company, DCDC (Delaware) and PAT Services, dated February 28, 2002. (4)
10.33	Guaranty and security Agreement between PAT Franchise and the Company dated February 28, 2002. (5)
10.34	Pledge Agreement between PAT Services and the Company dated February 28, 2002. (5)
10.35	Amended and Restated Senior Secured Promissory Note in favor of the Company dated February 28, 2002. (5)
10.36	Promissory Note Conversion and General Release dated February 28, 2002 between the Company and IMSI (n/k/a BCAS) (5)
10.37	Sale Agreement between International Microcomputer Software, Inc. and the Company dated November, 2001_for the sale of Keynomics, Inc. (7)
10.38	Note Purchase Agreement between the Company and KGS Holdings, Ltd. dated June, 2002.
10.39	Settlement Agreement between the Company and Ralph Sorrentino dated January, 2003. (7)
10.40	Settlement Agreement between the Company and Raymond DeMarco, Michael Morley and Gil Holland dated March, 2003. (7)
10.42	Promissory Note in favor of IMSI (n/k/a BCAS) dated September 18, 2003. (6)
10.43	Promissory Note issued by Access Propeller, LLC in favor of the Company dated September, 2003. (6)
10.44	Amendment No.1 to the Promissory Note in favor of IMSI (n/k/a BCAS) dated September 18, 2004. (6)
10.45	Assignment Agreement of the Promissory Note between the Company, International Microcomputer Software, Inc. and Multi Mag Corporation dated as of February 3, 2005. (7)
10.46	Amendment No.2 to the Promissory Note in favor of Multi Mag dated June 5, 2005. (7)
10.47	Code of Ethics (8)
10.48	Amendment No. 3 to the Promissory Note in favor of Multi Mag dated December 14, 2005.
10.49	Amendment No. 4 to the Promissory Note in favor of Multi Mag dated May 31, 2006.
10.50	Amendment No. 5 to the Promissory Note in favor of Multi Mag dated May 30, 2007.(9)

List of Subsidiaries (3)

1	Previously Filed with Form 10-SB Declared Effective on August 12, 1997
2	Previously filed with Form 10-KSB for the year ended June 30, 1999
3	Previously filed with Form 10-KSB for the year ended June 30, 2000
4	Previously filed with Form 8-K filed on September 19, 2001
5	Previously filed with Form 8-K filed on March 15, 2002
6	Previously filed with Form 8-K filed on October 20, 2004
7	Previously filed with Form 10-KSB for the year ended June 30, 2002
8	Previously filed with Form 10-KSB for the year ended June 30, 2004
9	Previously filed with Form 10-KSB for the year ended June 30, 2005

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DEVELOPMENT CORPORATION (Registrant)

Date: June 14, 2011

By: /s/ Gary Herman
Gary Herman, Chief Executive Officer June 14, 2011

By: /s/ Vincent De Lorenzo
Vincent De Lorenzo, Chief Financial Officer June 14, 2011

DIGITAL CREATIVE DEVELOPMENT CORPORATION

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders Digital Creative Development Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Digital Creative Development Corporation &  Subsidiary as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency), and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Creative Development Corporation and Subsidiary as of June 30, 2009 and 2010, and the result of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations and a net capital and equity deficiency of $1,901,100 that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP
CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
June 14, 2011

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2010	2009
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$0.6	$0.4
Marketable securities available for sale and non-marketable securities
net of $300,000 at June 30, 2010 and June 30, 2009	180.6	150.6
TOTAL CURRENT ASSETS	181.2	151.0
.
TOTAL ASSETS	$181.2	$151.0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses and other liabilities	$543.6	$483.6
Accrued interest	739.6	560.5
Notes payable--related parties	808.1	808.1
TOTAL CURRENT LIABILITIES	2,091.3	1,852.2

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	990.0	990.0
Series D, Par Value $100 ; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding:
53,864,165 Shares at June 30, 2010 and June 30 , 2009	538.6	538.6
Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive loss	(2,543.4)	(2,576.6)
Accumulated deficit	(39,540.3)	(39,298.2)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,910.1)	(1,701.2)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$181.2	$151.0

See accompanying notes to consolidated financial statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE NET LOSS
FOR THE YEARS ENDED JUNE 30,

	2010	2009
	(in thousands)

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	60.0	147.1
(LOSS) FROM OPERATIONS	(60.0)	(147.1)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(179.1)	(260.4)
Realized losses on marketable securities available for sale	(3.0)	(91.2)
TOTAL OTHER INCOME (EXPENSE)	(182.1)	(351.6)

NET LOSS	(242.1)	(498.7)

UNDECLARED PREFERRED STOCK DIVIDENDS	(145.5)	(145.5)

Net Loss applicable to common shareholders	$(387.6)	$(644.2)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

NET INCOME (LOSS)	$(242.1)	$(498.7)
Other comprehensive operations
Unrealized gain (loss) on marketable securities	33.2	(907.6)
Comprehensive net loss	$(208.9)	$(1,406.3)

See accompanying notes to consolidated financial statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND JUNE 30, 2009
(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Net Loss	Deficit	Total

Balance at June 30, 2008	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(1,669.0)	$(38,799.5)	$(294.9)

Unrealized loss on investments						(907.6)		(907.6)

Net loss							(498.7)	(498.7)

Balance at June 30, 2009	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,576.6)	$(39,298.2)	$(1,701.2)

Unrealized gain on investments						33.2		33.2

Net loss							(242.1)	(242.1)

Balance at June 30, 2010	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,543.4)	$(39,540.3)	$(1,910.1)

See accompanying notes to consolidated financial statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

	2010	2009
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(242.1)	$(498.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses on marketable securities	3.0	91.2
Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	239.1	373.3

NET CASH USED IN OPERATING ACTIVITIES	-	(34.2)

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	0.2	22.1
NET CASH PROVIDED BY INVESTING ACTIVITIES	0.2	22.1

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable--related parties	-	12.5

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	12.5

NET CHANGE IN CASH AND CASH EQUIVALENTS	$0.2	$0.4

CASH AND EQUIVALENTS, beginning of year	0.4	-

CASH AND EQUIVALENTS, end of year	$0.6	$0.4

CASH PAYMENTS FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

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

 FAIR VALUE OF FINANCIAL INSTRUMENTS

In determining the fair value of its financial instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing as of each balance sheet date. For the majority of financial instruments, including receivables, debt, and stock options and warrants, standard market conventions and

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

techniques, such as discounted cash flow analysis, option pricing models, replacement cost and termination cost, are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never be actually realized.

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
June 30, 2010 and 2009

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
June 30, 2010 and 2009

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

 2. DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $1,910,100 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares; and/or raising additional equity; and obtaining forbearance of our debt holders. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. Management believes that it can obtain the additional funds necessary to continue its operations.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

3. INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable securities at June 30, 2010 and 2009, as follows:

	June 30,
	2010	2009

Broadcaster, Inc., - at cost	$2,724.0	$2,736.2
Unrealized loss on marketable securities	(2,543.4)	(2,585.6)
Access Propeller Holdings, Inc. - at cost	300.0	300.0
Less: allowance for impairment	(300.0)	(300.0)

	$180.6	$150.6

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
June 30, 2010 and 2009

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

Level 3 – Valuations based on inputs that are unobservable and significant in the overall fair value measurement.

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

The following table presents fair value measurements of investments as of June 30, 2010 (dollars in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$180.6	$-	$180.6	$-

The following table’s present changes in investments that use Level 2 inputs for the year ended June  30, 2010:

Year ended June 30, 2010 (in thousands)
Balance as of June 30, 2009	$150.6
Net unrealized gains	33.2
Net purchases, sales or redemptions	(3.2)
Net transfers in and/or out of Level 2	-
Balance as of June 30, 2010	$180.6

As of June 30, 2010, the net unrealized loss on the investments that use Level 2 inputs was $2,543,400

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

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

The Company has sold 149,500 shares of Broadcaster, Inc. from July 1, 2008 through June 30, 2010. The proceeds of approximately $22,400 have been used for general working capital purposes.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

5. NOTES PAYABLE -RELATED PARTIES

At June 30, 2010 and 2009, the Company’s long term debt consisted of the following:

	June 30, 2010	June 30, 2009
Secured Promissory Note with Interest at 15%, due December 31, 2007	$325,000	$325,000
Secured Promissory Notes with Interest at 10%, due December 31, 2008	345,000	345,000
Notes payable to certain former executives	138,100	138,100

Total	808,100	808,100
Less: Current portion	808,100	808,100
	$-0-	$-0-

In December 2001, Martin Wade, the Company’s former CEO, lent the Company $50,000 bearing interest at 12%, and due on December 31, 2001. As additional consideration for the loan, Mr. Wade was issued warrants to purchase 500,000 shares of common stock of the Company at $0.01 per share, which were valued at $53,900 and included as interest expense. On July 1, 2005, the maturity date of this loan was extended to December 31, 2005. On January 23, 2007, Mr. Wade agreed to further extend the maturity date of this note to May 31, 2007. Subsequently, on June 14, 2007 Mr. Wade agreed to extend the maturity date of this note to December 31, 2007, and further extended the maturity date to December 31, 2008. The Company's management is confident that future extensions, if necessary can be obtained, but there can be no assurance that the Company will be able to obtain these extensions, if needed.

Throughout the period from July 1, 2001 through June 30, 2010, Mr. Bruce Galloway, the Company's former chairman, and Gary Herman and a related entity had advanced monies with interest rates up to 10% to allow the Company to satisfy operating expenses and occasional cash shortfalls.The amounts outstanding to both Mr. Galloway and Mr. Herman totaled $75,600 at June 30, 2010 and 2009, respectively, before accrued interest. The due dates of all of these related party notes to current and former directors have been extended to December 31, 2008. The Company's management is confident that future extensions, if necessary, can be obtained, but there can be no assurance of this.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

The number of shares of Broadcaster, Inc. Common Stock pledged as Collateral was subject to adjustment one year after the initial closing date based on the 30-day trailing average of the bid prices of shares of Common Stock of Broadcaster, Inc. as listed on the OTC Bulletin Board or such other exchange as such shares are then listed upon. As such, the number of shares that are subject to the pledge agreement as of June 2010 and June 2009 are 373,845 shares. The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected June 25, 2007.

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

Related interest expense approximated $179,100 for the year ended June 30, 2010.

6. INCOME TAXES

For the years ended June 30, 2010 and 2009, a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:
	2010	2009
Federal statutory rate	34%	34%
Valuation allowance on net operating loss carryforwards, and investment write-downs	34%	(34)%
Effective income tax rate	-0-	-0-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company’s deferred tax assets and liabilities at June 30, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Operating loss carryforwards	$4,213,000	$4,116,000
Write-down of investments	1,544,000	1,544,000
Total Deferred Tax Asset	5,757,000	5,660,000
Valuation Allowance	(5,757,000)	(5,660,000)
	$-	$-0-

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

Digital Creative Development Corporation and subsidiary have not filled an income tax return since the year ended June 30, 2000. As of June 30, 2010 the Company had a net operating loss carryforward of approximately $10,531,900.  The current tax laws as they pertain to the disposal of subsidiaries that generate net operating loss carryforwards ("NOL") essentially eliminate the NOL carryforward and do not allow a company to recognize a loss on disposition of the subsidiary for tax purposes. However, laws do provide for the parent to reallocate the NOL based upon their basis in the companies being disposed of.

As of June 30, 2010, the Company had net operating loss carry forwards of approximately $10,531,900 available to offset future federal taxable income. The federal net operating loss carry-forwards will expire in varying amounts through 2030.  The Company is in the process of filing its tax returns for the current and all applicable prior years.

7. PER SHARE INFORMATION

In accordance with SFAS No. 128, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents on convertible securities, options, and warrants then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 750,000 stock options and 500,000 warrants excluded from the computation of Diluted EPS for the years ended June 30, 2010 and 2009 as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	June 30,
	2010	2009
Basic and Diluted	(in thousands)
Numerator
Loss attributable to common shareholders	$(387.6)	$(644.2)
Denominator:
Weighted average common shares outstanding for basic and full dilution	53,864.2	53,864.2
Basic and Diluted Per Share Information:
Net loss per share	$(.01)	$(.01)
Anti-dilutive instruments excluded from the above computation:
Common stock options – shares	750,000	750,000
Common stock warrants – shares	500,000	500,000

 DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

8. STOCK OPTIONS

In October, 2005, the Company made a contingent award to each of its current directors, Gary Herman and Skuli Thorvaldsson, as well as an award to a former director and significant shareholder, Bruce Galloway. The award consisted of options granted to purchase 7,440,000 shares of common stock at exercise prices ranging from $0.0732 per share to $0.1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $798,500, using the Black-Scholes model.

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

A summary of the options issued under the Plan is presented in the table below:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding -June 30, 2008	750,000	$.01
Expired	-0-	-0-
Exercised
Issued	-0-	-0-
Outstanding -June 30, 2009	750,000	$.01
Expired	-0-	-0-
Exercised	-0-	-0-
Issued	-0-	$-0-
Outstanding -June 30, 2010	750,000	$.01

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009

10. STOCKHOLDERS' EQUITY

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $26,000 and $25,800 for the years ended June 30, 2010 and 2009, respectively.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999.
The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. At June 30, 2010 and 2009, the Company had accumulated and unpaid dividends of approximately $1,067,400 and $982,200, respectively, on this series of preferred stock. The holders of Series C Preferred Stock have warrants which entitle the holder to purchase one share of common stock at an exercise price of $3.125 per share of common stock. The Company utilized the proceeds for working capital needs.

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has not paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock are convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock. The amount of accumulated and unpaid dividends was approximately $705,000 and $645,000 at June 30, 2010 and 2009, respectively.