Form 10-Q
period 2010-09-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2011-07-07
CIK 1016951

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

As of June 14, 2011, there were 53,864,165 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
FOR THE THREE MONTHS ENDED
September 30, 2010

PART 1---FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

DIGITAL CREATIVEDEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCESHEETS

ASSETS

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$0.6	$0.6
Marketable securities available for sale and non-marketable securities net of $300,000 at September 30, 2010 and June 30, 2010	195.7	180.6
TOTAL CURRENT ASSETS	196.3	181.2

TOTAL ASSETS	$196.3	$181.2

LIABILITIES AND STOCKHOLDERS' EQUITYDEFICIT

CURRENT LIABILITIES
Accrued expenses and other liabilities	$558.6	$543.6
Accrued interest	787.4	739.6
Notes payable--related parties	808.1	808.1
TOTAL CURRENT LIABILITIES	2,154.1	2,091.3

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends	990.0	990.0
Series D, Par Value $100 ; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding:
53,864,165 Shares at September 30, 2010 and June 30, 2010	538.6	538.6
Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive loss	(2,528.3)	(2,543.4)
Accumulated deficit	(39,603.1)	(39,540.3)
TOTAL STOCKHOLDERS' DEFICIT	(1,957.8)	(1,910.1)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITYDEFICIT	$196.3	$181.2

See accompanying notes to condensed consolidated financial statements

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (CONT’D)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVELOSS
FOR THETHREEMONTHS ENDED SEPTEMBER 30,
(unaudited)

	2010	2009
	(in thousands)

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	15.0	15.0
LOSS FROM OPERATIONS	(15.0)	(15.0)

OTHER INCOME(EXPENSE)
Interest expense, net and other	(47.8)	(43.0)
Realized losses on marketable securities available-for-sale	-	(3.0)
TOTAL OTHER INCOME(EXPENSE)	(47.8)	(46.0)
NET LOSS	(62.8)	(61.0)

UNDECLARED PREFERRED STOCK DIVIDENDS	(36.4)	(36.4)

NET LOSS APPLICABLETO COMMON SHAREHOLDERS	$(99.2)	$(97.4)

WEIGHTED AVERAGENUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2

EARNINGS PER COMMON SHARE
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

OTHER COMPREHENSIVE INCOME(LOSS)
Unrealized gain (loss) on marketable securities available-for-sale	$15.1	$(57.3)
Net loss	(62.8)	(61.0)
TOTAL OTHER COMPREHENSIVE INCOME(LOSS)	$(47.7)	$(118.3)

See accompanying notes to condensed consolidated financial statements

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (CONT’D)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THETHREEMONTHS ENDED SEPTEMBER 30 , 2010
(unaudited)
(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Income(Loss)	Deficit	Total

Balance at June 30, 2010 (audited)	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,543.4)	$(39,540.3)	$(1,910.1)

Unrealized loss on investments	-	-	-	-	-	15.1	-	15.1

Net loss	-	-	-	-	-	-	(62.8)	(62.8)

Balance at September 30 , 2010 (unaudited)	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,528.3)	$(39,603.1)	$(1,957.8)

See accompanying notes to condensed consolidated financial statements

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (CONT’D)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 31,
(unaudited)

	2010	2009
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(62.8)	$(61.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized loss on marketable securities available-for-sale	-	3.0

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	62.8	58.0
NET CASH USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of marketable securities, net of purchases	-	0.2
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	0.2

NET CHANGE IN CASH AND CASH EQUIVALENTS	$-	$0.2

CASH AND EQUIVALENTS, beginning of period	0.6	0.4

CASH AND EQUIVALENTS, end of period	$0.6	$0.6

CASH PAYMENTS FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(dollars in thousands)
(unaudited)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of  September 30, 2010 and for the three months ended September 30, 2010 and 2009 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying consolidated balance sheet as of June 30, 2010 and other information as of June 30, 2010 has been derived from the Company's audited annual financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2010 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $1,957.8 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares; and/or raising additional equity; and obtaining forbearance of our debt holders. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. Management believes that it can obtain the additional funds necessary to continue its operations.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(dollars in thousands)
 (unaudited)

NOTE 4- MARKETABLE AND NON-MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at September 30, 2010 (unaudited) and June 30, 2010 (audited) as follows:

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)

Marketable securities - current:
Broadcaster, Inc. common stock, - at cost	$2,724.0	$2,724.0
Unrealized loss on marketable securities	(2,528.3)	(2,543.4)
Net fair market value of marketable securities	195.7	180.6

Non-marketable securities:
Access Propeller Holdings, Inc. common stock, at cost	300.0	300.0
Less: allowance for impairments	(300.0)	(300.0)
Net fair value of non-marketable securities	-	-
Fair value of marketable and non-marketable securities	$195.7	$180.6

Generally Accepted Accounting Principles in the United States (GAAP) includes a framework for measuring fair value and disclosing fair value measurements.  Under GAAP, fair value is the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. GAAP requires the Company to assume that the portfolio investment is sold in principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with GAAP, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity.  GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  These inputs are summarized in the three broad levels listed below:

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(dollars in thousands)
(unaudited)

In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our board of directors that is consistent with GAAP.  Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Our valuation policy considers the fact that because there is not a readily available market value for the investments in our portfolio, the fair value of the investments must typically be determined using unobservable inputs.

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

The following table presents fair value measurements of investments as of September 30, 2010:

	Fair Value Measurements Using

	Total	Level 1	Level 2	Level 3

Investments	$195.7	$-	$195.7	$-

The following table presents changes in investments that use Level 2 inputs for the three months ended September 30, 2010:

Three months ended September 30, 2010

Balance as of June 30, 2010	$180.6
Net unrealized gains	15.1
Net purchases, sales or redemptions	-
Net transfers in and/or out of Level 2	-
Balance as of September 30, 2010	$195.7

As of September 30, 2010, the net unrealized loss on the investments that use Level 2 inputs was $2,528.300.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(dollars in thousands)
 (unaudited)

NOTE 5- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 6- NOTES PAYABLE - RELATED PARTIES

At September 30, 2010 (unaudited) and June 30, 2010 (audited) the Company’s long term debt consisted of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)

Promissory Note with Interest at 15% (1)	$325.0	$325.0
Promissory Notes with Interest at 10% (2)	$345.0	$345.0
Notes payable to certain former executives and related parties
with interest at 10%, due on various dates	138.1	138.1
	808.1	808.1
Less: Current portion	808.1	808.1
Long-termportion	$808.1	$808.1

(1)
On May 30, 2007, the Company and Multi-Mag executed Amendment #5 to this Promissory Note to extend the maturity date of the Note to December 31, 2007.  The Company and Multi-Mag are currently in negotiations to further extend the due date of the note. The Company’s management is confident that future extensions can be obtained. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed. Interest expense in the amounts of $12.5 was charged to operations in the three months ended September 30, 2010.  The note is secured by 200,000 shares of Broadcaster, Inc. common stock.

(2)
Of the $345.0 Secured Promissory Notes, all but three of these noteholders whose notes total $195.0 have extended their notes to December 31, 2008. The Company's management is confident that future extensions can be obtained if necessary, but there can be no assurance that the Company will be able to obtain such extensions. The remaining three noteholders have not agreed to extend. Currently all of these notes are now in default.  Interest expense in the amount of $31,700 was charged to operations in the three months ended September 30, 2010. These notes are secured by 373,845 shares of Broadcaster, Inc. common stock.

Due to the recent decline in the price of shares of Broadcaster, these Notes are now under-collateralized.

The Company may, from time to time, sell a certain amount of its holdings in Broadcaster, Inc. The proceeds of these sales are anticipated to be principally used by the Company for general working capital purposes.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(dollars in thousands)
 (unaudited)

NOTE 7- CONTINGENCIES

Several of the officers, directors and significant shareholders of Broadcaster were defendants in an action captioned Paul Goodman v. Spelling, et al.  Mr. Goodman commenced an action against Broadcaster and certain of its officers, directors, and shareholders, seeking monetary damages “in an amount to be determined but not less than $10 million plus other special, punitive and compensatory damages” for alleged defamation contained in a Company filing with the SEC. Mr. Goodman sought and obtained an ex parte temporary restraining order, which was vacated by the New York Supreme Court upon hearing argument from the defendants. This action has been removed and transferred to the Federal Courts.  Management of Broadcaster believes that the action was without merit and has intended to defend it vigorously.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 8- STOCK-BASED COMPENSATION

In October, 2005, the Company made a contingent award to two of its current directors, Gary Herman and Skuli Thorvaldsson, as well as an award to a former director and significant shareholder, Bruce Galloway. The award consisted of options granted to purchase 7,440,000 shares of common stock at exercise prices ranging from $.0732 per share to $0.1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $798.5, utilizing the Black-Scholes method.

The Company’s Board of Directors has approved this compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson contingent upon the receipt of a fairness opinion from an independent advisory firm and approval of such fairness opinion by the Board of Directors. The Board of Directors has not reviewed or approved the opinion of the independent advisory firm. If such compensation is granted in full, the value of the related awards will approximate $798.5 and be charged to earnings at that time. Further, the Company finalized compensation agreements for Messrs. Herman and Thorvaldsson which include amounts to be paid for past services to the Company for the calendar years 2002, 2003, 2004, 2005 and 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30,2010 Annual Report on Form 10-K.

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

Acquisitions or business combinations may not always be available on terms acceptable to the Company, or at all. In addition, acquiring, or combining with, a business involves many risks, including:

●	Unforeseen obligations or liabilities;
●	Difficulty assimilating the acquired operations and personnel;
●	Risks of entering markets in which we have little or no direct prior experience;
●	Potential impairment of relationships with employees or customers as a result of changes in management;
●	Potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets; and
●	Unforeseen obligations or liabilities.

The Company cannot make assurances that we will make any acquisitions or business combinations or that we will be able to obtain additional financing for such acquisitions or combinations, if necessary. If any acquisitions or combinations are made, we cannot make assurances that we will be able to successfully integrate the acquired or combined business into our operations or that the acquired or combined business will perform as expected.  Furthermore, Federal and state tax laws and regulations have a significant impact upon the structuring of transactions. Management will evaluate the possible tax consequences of any prospective transaction and will endeavor to structure a transaction so as to achieve the most favorable tax treatment. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated transaction. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a transaction, there may be adverse tax consequences to us, the target business, and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular transaction, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

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

3

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2010 Compared To The Three Month Period Ended September 30, 2009

The net loss of $62,800 during the three month period ended September 30 2010 approximated the net loss in the comparable 2009 period as operating and interest expenses were comparable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $1,957,800 at September 30, 2010, compared to current liabilities exceeding its current assets by $1,910,100 at June 30, 2010. The change in this financial condition was principally the result of continued operating losses, principally the result of interest expenses and other administrative costs.

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

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and equity deficit of $1,957,800, and the fact that we are in default of our notes payable, the Company’s ability to obtain resources sufficient to continue to meet obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares and/or raising additional equity; and obtaining forbearance of our debt holders. Therefore, the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

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

Changes in Internal Controls

During this fiscal quarter, there were no significant changes in the Company's internal controls over financial reporting or, to the knowledge of the management of the Company, in other factors that could significantly affect those controls subsequent to the Evaluation Date.

4

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business. In the opinion of management, the liability, if any, under such current litigation, claims and assessments, that are material, have been properly accrued.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2.Unregistered Sales of Equity Securities and Uses of Proceeds

None.

Item 3.Defaults upon Senior Securities

None.Item 4.Submission of Matters to a Vote of Security Holders

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

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DIGITAL CORPORATION

Dated: June 28, 2011	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo
Title: Chief Financial Officer

6