Form 10-Q
period 2010-12-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2011-07-07
CIK 1016951

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

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
FOR THE SIX MONTHS ENDED
December 31, 2010

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS	F-1

	Condensed Consolidated Balance Sheets as December 31, 2010 (Unaudited) and June 30, 2010	F-1

	Condensed Consolidated (Unaudited) Statements of Operations and Comprehensive Loss for the three months and six months ended December 31, 2010 and 2009	F-2

	Condensed Consolidated (Unaudited) Statement of Stockholders’ Equity for the six months ended December 31, 2010	F-3

	Condensed Consolidated Statements of Cash Flow for the six months ended December 31, 2010 and 2009 (Unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements	F-5 -9

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	3

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4

Item 4.	CONTROLS AND PROCEDURES	5

Part II	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	5

Item 1 A.	RISK FACTORS	5

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES	5

Item 3.	DEFAULTS UPON SENIOR SECURITIES	5

Item 4.	SUBMISSION OF MATTERS TO A VOTE	5

Item 5.	OTHER INFORMATION	5

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	5

	Signatures	6

	Certifications	7-10

PART 1---FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$0.6	$0.6
Marketable securities available-for-sale and non-marketable securities net of $300,000 at December 31, 2010 and June 30, 2010	180.6	180.6
TOTAL CURRENT ASSETS	181.2	181.2

TOTAL ASSETS	$181.2	$181.2
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued expenses and other liabilities	$573.6	$543.6
Accrued interest	836.4	739.6
Notes payable--related parties	808.1	808.1
TOTAL CURRENT LIABILITIES	2,218.1	2,091.3

STOCKHOLDERS’ DEFICIT
Preferred Stock 2,000,000 Shares Authorized Series A Convertible, Par Value $1 ; 2,200 Shares Issued and Outstanding; Involuntary Liquidation Preference of $1 Per Share Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and Outstanding; Involuntary Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends	990.0	990.0
Series D, Par Value $100 ; 4,000 Shares Issued and Outstanding; Involuntary Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding: 53,864,165 Shares at December 31, 2010 and June 30 , 2010	538.6	538.6
Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive loss	(2,543.4)	(2,543.4)
Accumulated deficit	(39,667.1)	(39,540.3)
TOTAL STOCKHOLDERS’ DEFICIT	(2,036.9)	(1,910.1)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$181.2	$181.2

See accompanying notes to condensed consolidated financial statements

ITEM 1.CONDENSED FINANCIAL STATEMENTS (CONT’D)
DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	For the Six Months Ended		For the Three Months Ended
	December 31 ,		December 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	30.0	30.0	15.0	15.0

LOSS FROM OPERATIONS	(30.0)	(30.0)	(15.0)	(15.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(96.8)	(88.4)	(45.4)	(45.4)
Realized losses on marketable securities available-for-sale	-	(3.0)	-	-

TOTAL OTHER INCOME (EXPENSE)	(96.8)	(91.4)	(45.4)	(45.4)

NET LOSS	(126.8)	(121.4)	(60.4)	(60.4)

UNDECLARED PREFERRED STOCK DIVIDENDS	(72.8)	(72.8)	(36.4)	(36.4)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(199.6)	$(194.2)	$(96.8)	$(96.8)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2	53,864.2	53,864.2

EARNINS PER COMMON SHARE
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on marketable securities available-for-sale	$-	$(42.2)	$(15.1)	$15.1
Net loss	(126.8)	(121.4)	(60.4)	(60.4)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(126.8)	$(163.6)	$(75.5)	$(45.3)

See accompanying notes to condensed consolidated financial statements

ITEM 1.CONDENSED FINANCIAL STATEMENTS (CONT’D)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(in thousands)
(unaudited)

	Preferred Stock			Common	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Loss	Deficit	Total

Balance at June 30, 2010 (audited)	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,543.4)	$(39,540.3)	$(1,910.1)

Unrealized loss on marketable securities	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	(126.8)	(126.8)

Balance at December 31 , 2010 (unaudited)	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,543.4)	$(39,667.1)	$(2,036.9)

See accompanying notes to condensed consolidated financial statements

ITEM 1.CONDENSED FINANCIAL STATEMENTS (CONT’D)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(unaudited)

	2010	2009
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(126.8)	$(121.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses on marketable securities	—	3.0

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	126.8	118.4

NET CASH USED IN OPERATING ACTIVITIES	—	—

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	—	0.2

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	0.2

NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$0.2

CASH AND EQUIVALENTS, beginning of period	0.6	0.4

CASH AND EQUIVALENTS, end of period	$0.6	$0.6

CASH PAYMENTS FOR:
Interest expense	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(dollars in thousands)
(unaudited)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of  December 31 2010 and for the three months and six months ended December 31, 2010 and 2009 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying consolidated balance sheet as of June 30, 2010 and other information as of June 30, 2010 has been derived from the Company's audited annual financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2010 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. The results of operations for the three months and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $2,036.9 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares; and/or raising additional equity; and obtaining forbearance of our debt holders. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. Management believes that it can obtain the additional funds necessary to continue its operations.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(dollars in thousands)
 (unaudited)

NOTE 4- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at December 31, 2010 (unaudited) and June 30, 2010 (audited) as follows:

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
Marketable securities - current:
Broadcaster, Inc. common stock, - at cost	$2,724.0	$2,724.0
Unrealized loss on marketable securities	(2,543.4)	(2,543.4)
Net fair market value of marketable securities	180.6	180.6

Non-marketable securities:
Access Propeller Holdings, Inc. common stock, at cost	300.0	300.0
Less: allowance for impairments	(300.0)	(300.0)
Net fair value of non-marketable securities	-	-
Fair value of marketable and non-marketable securities	$180.6	$180.6

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(dollars in thousands)
(unaudited)

In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our board of directors that is consistent with GAAP (see Note 1).  Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Our valuation policy considers the fact that because there is not a readily available market value for the investments in our portfolio, the fair value of the investments must typically be determined using unobservable inputs.

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

The following table presents fair value measurements of investments as of December 31, 2010

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$180.6	$-	$180.6	$-

The following table presents changes in investments that use Level 2 inputs for the six months ended December 31, 2010:

Six months ended December 31, 2010

Balance as of June 30, 2010	$180.6
Net unrealized losses	-
Net purchases, sales or redemptions	-
Net transfers in and/or out of Level 2	-
Balance as of December 31, 2010	$180.6

As of December 31, 2010, the net unrealized loss on the investments that use Level 2 inputs was $2,543.400.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(dollars in thousands)
 (unaudited)

NOTE 5- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 6- NOTES PAYABLE - RELATED PARTIES

At December 31, 2010 (unaudited) and June 30, 2010 (audited) the Company’s long term debt consisted of the following:

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
Promissory Note with Interest at 15% (1)	$325.0	$325.0
Promissory Notes with Interest at 10% (2)	345.0	345.0
Notes payable to certain former executives and related parties with interest at 10%, due on various dates	138.1	138.1
	808.1	808.1
Less: Current portion	808.1	808.1
Long-term portion	$808.1	$808.1

(1)
On May 30, 2007, the Company and Multi-Mag executed Amendment #5 to this Promissory Note to extend the maturity date of the Note to December 31, 2007.  The Company and Multi-Mag are currently in negotiations to further extend the due date of the note. The Company’s management is confident that future extensions can be obtained. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed.Interest expense in the amounts of $24,400 was charged to operations in the six months ended December 31, 2010.  The note is secured by 200,000 shares of Broadcaster, Inc. common stock.

(2)
Of the $345.0 Secured Promissory Notes, all but three of these noteholders whose notes total $195.0 have extended their notes to December 31, 2008. The Company's management is confident that future extensions can be obtained if necessary, but there can be no assurance that the Company will be able to obtain such extensions. The remaining three noteholders have not agreed to extend. Currently all of these notes are now in default.Interest expense in the amount of $64.7 was charged to operations in the six months ended December 31, 2010.  These notes are secured by 373,845 shares of Broadcaster, Inc. common stock.

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
December 31, 2010
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

Acquisitions or business combinations may not always be available on terms acceptable to the Company, or at all. In addition, acquiring, or combining with, a business involves many risks, including:

•	Unforeseen obligations or liabilities;
•	Difficulty assimilating the acquired operations and personnel;
•	Risks of entering markets in which we have little or no direct prior experience;
•	Potential impairment of relationships with employees or customers as a result of changes in management;
•	Potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets; and
•	Unforeseen obligations or liabilities

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

RESULTS OF OPERATIONS

 Six Month Period Ended December 31, 2010  Compared To The Six Month Period Ended December 31, 2009

Net loss of $126,800 in the six month period ended December 31, 2010 approximated the net loss in the comparable 2009 period, as reduced losses on lower sales of securities in the current period were offset by higher interest expense due to default interest incurred on promissory notes in default.

Three Month Period Ended December 31, 2010  Compared To The Three Month Period Ended December 31, 2009

Net loss of $60,400 in the three month period ended December 31, 2010 approximated the net loss in the comparable 2009 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $2,036,900 at December 31, 2010, compared to current liabilities exceeding its current assets by $1,910,100 at June 30, 2010. The change in this financial condition was principally the result of continued operating losses, principally the result of interest expenses and other administrative costs.

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

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and equity deficit of $2,036,900, and the fact that we are in default of our notes payable, the Company’s ability to obtain resources sufficient to continue to meet obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares and/or raising additional equity; and obtaining forbearance of our debt holders. Therefore, the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No required for smaller reporting companies.

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

Item 1A. Risk Factors

No required for smaller reporting companies.

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