Form 10-Q
period 2011-03-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2011-08-17
CIK 1016951

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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
FOR THE NINE MONTHS ENDED
March 31, 2011

PART 1---FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$0.6	$0.6
Marketable securities available-for-sale and non-marketable securities
net of $300,000 at March 31, 2011 and June 30, 2010	180.6	180.6
	181.2	181.2

TOTAL ASSETS	$181.2	$181.2

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses and other liabilities	$588.6	$543.6
Accrued interest	885.5	739.6
Notes payable--related parties	808.1	808.1
	2,282.2	2,091.3

STOCKHOLDERS' DEFICIT
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	990.0	990.0
Series D, Par Value $100 ; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding:
53,864,165 Shares at March 31, 2011 and June 30 , 2010	538.6	538.6
Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive loss	(2,543.4)	(2,543.4)
Accumulated deficit	(39,731.2)	(39,540.3)
	(2,101.0)	(1,910.1)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$181.2	$181.2

See accompanying notes to condensed consolidated financial statements

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (CONT’D)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Nine Months Ended March 31 ,		For the Three Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	45.0	45.0	15.0	15.0

LOSS FROM OPERATIONS	(45.0)	(45.0)	(15.0)	(15.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(145.9)	(133.0)	(49.1)	(44.6)
Realized losses on marketable securities available-for-sale	-	(3.0)	-	-

TOTAL OTHER INCOME (EXPENSE)	(145.9)	(136.0)	(49.1)	(44.6)

NET LOSS	(190.9)	(181.0)	(64.1)	(59.6)

UNDECLARED PREFERRED STOCK DIVIDENDS	(109.1)	(109.1)	(36.4)	(36.4)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(300.0)	$(290.1)	$(100.5)	$(96.0)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2	53,864.2	53,864.2

EARNINS PER COMMON SHARE
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on marketable securities available-for-sale	$-	$(72.4)	$-	$(30.2)
Net loss	(190.9)	$(181.0)	(64.1)	(59.6)
TOTAL OTHER COMPREHENSIVE LOSS	$(190.9)	$(253.4)	$(64.1)	$(89.8)

See accompanying notes to condensed consolidated financial statements

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (CONT’D)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(unaudited)
(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Loss	Deficit	Total

Balance at June 30, 2010 (audited)	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,543.4)	$(39,540.3)	$(1,910.1)

Unrealized loss on marketable securities available-for-sale	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(190.9)	(190.9)

Balance at March 31, 2011 (unaudited)	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,543.4)	$(39,731.2)	$(2,101.0)

See accompanying notes to condensed consolidated financial statements

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (CONT’D)

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31,
(unaudited)

	2011	2010
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(190.9)	$(181.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses on marketable securities available-for-sale	-	3.0

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	190.9	178.0

NET CASH USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	-	0.2

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	0.2

NET CHANGE IN CASH AND CASH EQUIVALENTS	$-	$0.2

CASH AND EQUIVALENTS, beginning of period	0.6	0.4

CASH AND EQUIVALENTS, end of period	$0.6	$0.6

CASH PAYMENTS FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(dollars in thousands)
(unaudited)
NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of  March 31, 2011 and for the three months and nine months ended March 31, 2011 and 2009 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying consolidated balance sheet as of June 30, 2010 and other information as of June 30, 2010 has been derived from the Company's audited annual financial statements. These condensed financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2010 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods have been made. The results of operations for the three months and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $2,101.0 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares; and/or raising additional equity; and obtaining forbearance of our debt holders. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. Management believes that it can obtain the additional funds necessary to continue its operations.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(dollars in thousands)
 (Unaudited)

NOTE 4- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at March 31, 2011 (unaudited) and June 30, 2010 (audited) as follows:

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
Marketable securities - current:
Broadcaster, Inc. common stock, - at cost	$2,724.0	$2,724.0
Unrealized loss on marketable securities	(2,543.4)	(2,543.4)
Net fair market value of marketable securities	180.6	180.6

Non-marketable securities:
Access Propeller Holdings, Inc. common stock, at cost	300.0	300.0
Less: allowance for impairments	(300.0)	(300.0)
Net fair value of non-marketable securities	-	-
Fair value of marketable and non-marketable securities	$180.6	$180.6

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
March 31, 2011
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

The following table presents fair value measurements of investments as of March 31, 2011:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Investments	$180.6	$-	$180.6	$-

The following table presents changes in investments that use Level 2 inputs for the nine months ended March 31, 2011:

Nine months ended
March 31, 2011

Balance as of June 30, 2010	$180.6
Net unrealized losses	-
Net purchases, sales or redemptions	-
Net transfers in and/or out of Level 2	-
Balance as of March 31, 2011	$180.6

As of March 31, 2011, the net unrealized loss on the investments that use Level 2 inputs was $2,543,400.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(dollars in thousands)
 (unaudited)

NOTE 5- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 6- NOTES PAYABLE - RELATED PARTIES

At March 31, 2011 (unaudited) and June 30, 2010 (audited) the Company’s long term debt consisted of the following:

	March 31 2011	June 30, 2010
	(Unaudited)	(Audited)
Promissory Note with Interest at 15% (1)	$325.0	$325.0
Promissory Notes with Interest at 10% (2)	345.0	345.0
Notes payable to certain former executives and related parties
with interest at 10%, due on various dates	138.1	138.1
	808.1	808.1
Less: Current portion	808.1	808.1
Long-term portion	$808.1	$808.1

(1)
On May 30, 2007, the Company and Multi-Mag executed Amendment #5 to this Promissory Note to extend the maturity date of the Note to December 31, 2007.  The Company and Multi-Mag are currently in negotiations to further extend the due date of the note. The Company’s management is confident that future extensions can be obtained. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed.  Interest expense in the amounts of $36.6 was charged to operations in the nine months ended March 31, 2011.  The note is secured by 200,000 shares of Broadcaster, Inc. common stock.

(2)
Of the $345.0 Secured Promissory Notes, all but three of these noteholders whose notes total $195.0 have extended their notes to December 31, 2008. The Company's management is confident that future extensions can be obtained if necessary, but there can be no assurance that the Company will be able to obtain such extensions. The remaining three noteholders have not agreed to extend. Currently all of these notes are now in default.  Interest expense in the amount of $94.1 was charged to operations in the nine months ended March 31, 2011. These notes are secured by 373,845 shares of Broadcaster, Inc. common stock.

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
March 31, 2011
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

NOTE 8- STOCK-BASED COMPENSATION

In October, 2005, the Company made a contingent award to two of its current directors, Gary Herman and Skuli Thorvaldsson, as well as an award to a former director and significant shareholder, Bruce Galloway. The award consisted of options granted to purchase 7,440,000 shares of common stock at exercise prices ranging from $.0732 per share to $0.1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $798.500, utilizing the Black-Scholes method.

The Company’s Board of Directors has approved this compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson contingent upon the receipt of a fairness opinion from an independent advisory firm and approval of such fairness opinion by the Board of Directors. The Board of Directors has not reviewed or approved the opinion of the independent advisory firm. If such compensation is granted in full, the value of the related awards will approximate $798.500 and be charged to earnings at that time. Further, the Company finalized compensation agreements for Messrs. Herman and Thorvaldsson which include amounts to be paid for past services to the Company for the calendar years 2002, 2003, 2004, 2005 and 2006.

Although the Board approved the plan on February 2, 1011, the Board intends to revise the plan in light of (i) the present economic conditions and (ii) the current financial situation of the Company, in particular.

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

RESULTS OF OPERATIONS

 Nine Month Period Ended March 31, 2011  Compared To The Nine Month Period Ended March 31, 2010.
Net loss of  $190,900  in the nine month period ended March 31, 2011 approximated the net loss in the comparable 2010 period.

Three Month Period Ended March 31, 2011  Compared To The Three Month Period Ended March 31, 2010.

Net loss of $64,100 in the three month period ended March 31, 2011 approximated the net loss in the comparable 2010 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $2,101,000 at March 31, 2011, compared to current liabilities exceeding its current assets by $1,910,100 at June 30, 2010. The change in this financial condition was principally the result of continued operating losses, principally the result of interest expenses and other administrative costs.

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

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and equity deficit of $2,101,000, and the fact that we are in default of our notes payable, the Company’s ability to obtain resources sufficient to continue to meet obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares and/or raising additional equity; and obtaining forbearance of our debt holders. However the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

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

Item 1A. Risk Factors

No required for smaller reporting companies

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION

Dated: August 17, 2011	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo
Title: Chief Financial Officer