Form 10-K
period 2011-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2011-09-30
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
Under Section 13 or 15(d) of the Securities Act of 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2011

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

Shares outstanding: 53,864,165 at September 12, 2011

PART I    BACKGROUND

Digital Creative Development Corporation (the “Company”) is principally engaged in creating and providing media content to businesses and consumers as well as managing its ownership interest in Broadcaster, Inc. (“Broadcaster”), formerly known as  International Microcomputer Software, Inc. (“IMSI”). Prior to this, the Company’s primary business was the operation, franchising, ownership and development of fast food restaurant concepts. Currently the Company does not have existing operations.

Item 1. Description of Business

Overview

Digital Creative Development Corporation (the “Company”) is principally engaged in creating and providing media content to businesses and consumers as well as managing its ownership interest in Broadcaster, Inc. (“Broadcaster”), formerly known as  International Microcomputer Software, Inc. (“IMSI”).

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

Employees

As of June 30, 2011 and through the present, the Company has no employees. Gary Herman, the Company’s Chairman, Chief Executive Officer, President and Secretary and Vincent De Lorenzo the Company’s Chief Financial Officer serve on a management consulting basis.

Mr. De Lorenzo became Chief Financial Officer upon the resignation of Skuli Thorvaldsson, effective July 12, 2007.

Acquisitions

The Company has never held itself out as an investment company. Its historical development has focused almost exclusively on restaurant, software and digital entertainment businesses. Although the Company continues to search for candidates with which to enter into business combinations or strategic transactions, it does not have an operating business except for its ownership interest in Broadcaster, Inc..  As of  September 22, 2011 the Company owns approximately 3,000,000 shares of common stock of Broadcaster, or approximately 9.0% of the total outstanding shares of Broadcaster’s common stock. An additional 225,000 shares of common stock, or approximately 0.43% of Broadcaster, Inc. is beneficially owned by Gary Herman, the Company’s Chairman, and 468,575 shares of common stock, or approximately 0.91% of Broadcaster, Inc. is beneficially owned by Bruce Galloway, the Company’s principal shareholder. Mr. Galloway also owns options to purchase, (i) 250,000 shares of Broadcaster, Inc.’s common stock at $1.62 per share; (ii) 50,000 shares at $1.80 per share; (iii) 32,500 shares at $3.80 per share; and (iv) 5,000 shares at $3.76 per share.

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

The Company has a significant position in Broadcaster, Inc. and believes that it has a minimum of one year after it no longer controls Broadcaster to comply with the provisions of the Act since it no longer controls Broadcaster.

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

	High	Low
2010 Fiscal Year
First Quarter	$0.017	$0.003
Second Quarter	$0.014	$0.007
Third Quarter	$0.03	$0.008
Fourth Quarter	$0.03	$0.00612

2011 Fiscal Year
First Quarter	$.03	.01
Second Quarter	$.03	.01
Third Quarter	$.02	.01
Fourth Quarter	$.02	.01

The Common Stock was recorded on the OTC Bulletin Board with the symbol DCDC.

In May 2009, the Company's stock was delisted from the OTC Bulletin Board due to its failure to timely file its Form 10-QSB with the Securities and Exchange Commission.

The stock is now traded on the Pink Sheets. On September 12, 2011 the number of record holders of the Company's Common Stock was 484.

Dividends

In November and December 1997, the Company consummated a private placement with respect to equity units consisting of shares of its Series C Preferred Stock and warrants to purchase shares of common stock for aggregate proceeds of $990,000. The Company sold 9,900 shares of Series C Preferred Stock with warrants to purchase 148,500 shares of common stock attached. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100/share plus accrued and unpaid dividends, at any time. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semi-annually, if and when the Board declares a dividend. On September 28, 1998, the Company sold 4,000 shares of Series D Preferred Stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $400,000. The preferred stock is convertible into 400,000 shares of common stock. The holders of the preferred stock are entitled to a cumulative dividend of 15% per annum, payable semi annually, if and when the Board declares a dividend. To date, the Company has not paid any dividends on its Common Stock or Preferred Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Series A and Series C Preferred Stock. The amount of accumulated and unpaid dividends on the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock was approximately $1,943,900 as of June 30, 2011.

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

Results of Operations Fiscal 2011 and Fiscal 2010

The Company had no operating revenues in fiscal years 2011 or 2010.  General and administrative expenses and other income and expenses were approximately the same in the 2011 and 2010 fiscal years as interest on notes in default and certain administrative costs  resulted in a net loss of $257,900 in the 2011 fiscal year compared to a $242,100 net loss for the 2010 fiscal year.

New Accounting Standards

There are no recently issued accounting pronouncements that are not yet effective that are expected to have a material impacton the Company’s financial position, results of operations, or disclosures in the consolidated financial statements

Item 7a. Liquidity and Capital Resources

The Company’s current liabilities exceeded its current assets by $2,227,900 at June 30, 2011, compared to current liabilities exceeding its current assets by $1,910,100  at June 30, 2010. The change in working capital is primarily the result of continuing operating losses.  As of June 30, 2011 and 2010, marketable securities—current portion, had a market value of approximately $150,400 and $180,600 respectively. Current and Total Liabilities were $2.4 million and $2.1 million at June 30, 2011 and 2010, respectively.

In April 2003, the Company issued $345,000 of secured promissory notes with interest at 10% to a group of seven investors. The notes matured in August 2005 and are now delinquent and due on demand.

In addition, for each $60,000 of notes issued, the Company issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share. Approximately 373,845 shares of Broadcaster common stock currently held by the Company collateralize these promissory notes. The amount reflects the 1 for 2 reverse split of shares of Broadcaster on June 25, 2007. The proceeds of these notes were used to repay a loan to Mr. Galloway and for the Company’s working capital requirements.

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

On September 18, 2003, the Company entered into a 15% one-year note (the “Note”) with IMSI (n/k/a Broadcaster) whereby the Company borrowed $350,000. On January 5, 2005, Broadcaster sold and assigned the Note, which then had a principal amount of $325,000, to Multi-Mag Corporation ("Multi-Mag").

The Company and Multi Mag by way of various extension amendments and interest payments, had agreed to extend the Note through December 31, 2007. The Note with Multi Mag is currently in default and due on demand.

The Company's management is confident that future extensions can be obtained. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed.

The Company believes that it will need additional financing and working capital to finance its activities. Without additional financing, the Company will be unable to continue. Although the Company has obtained additional financing in the past and believes it could meet its needs through either additional borrowings or the sale of additional equity; however, there can be no assurance that the Company would succeed in obtaining any such financing, or that the terms of such transactions could be effected, or that such strategy will be successful.

From time to time, the Company has sold and may sell a certain amount of its holdings in Broadcaster, Inc.

The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes.

The Company sold 150,000 shares of Broadcaster, Inc. from July 1, 2008 to June 30, 2011 and has used the proceeds of approximately $22,400 for general working capital purposes.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company’s equity investments are concentrated in Broadcaster, Inc. At June 30, 2011, 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

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

Digital Creative Development Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-integrated Framework. Based on that assessment management believes that, as of June 30, 2011, the Company's internal control over financial reporting is effective based on those criteria.

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

Skuli Thorvaldsson. Mr. Thorvaldsson has been a member of the Board of Directors since May 1996. From February 2002 to July 2007, Mr. Thorvaldsson was the Company’s Chief Financial Officer. Mr. Thorvaldsson is a private entrepreneur/investor. From 1980 to 2003, Mr. Thorvaldsson was the Chief Executive Officer of the Hotel Holt in Reykjavík, Iceland. He is a director of Holt Holdings s.a., a Luxembourg-based investment company. Mr. Thorvaldsson graduated from the Commercial College of Iceland and the University of Barcelona and holds a law degree from the University of Iceland.

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

The Company has adopted a Code of Ethics, which is administered by the Board of Directors. A copy is available upon request from the Company. Beneficial Ownership Reporting Compliance

Section 16 A (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal year ended June 30, 2011 all filing requirements were met.

Item 11.  Executive Compensation.

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2011; 2010; and 2009.

(a)	Summary Compensation Table

Name and					Restricted	Securities
Principal				Other Annual	Stock	Underlying	LTIP	All Other
Position	Year	Compensation	Bonus	Compensation	Awards	Options	Payouts	Compensation

Gary Herman	2011	$-	$-	$-	$-	$-	$-	$-
President	2010	$-	$-	$-	$-	$-	$-	$-
	2009	$8,900	$-	$-	$-	$-	$-	$-

Vincent De Lorenzo	2011	$-	$-	$-	$-	$-	$-	$-
CFO	2010	$-	$-	$-	$-	$-	$-	$-
	2009	$5,750	$-	$-	$-	$-	$-	$-

* The compensation listed above is in the form of consulting payments to GH Ventures, LLC Gary Herman or a related entity ; VDL Associates LLC, and Vincent De Lorenzo.

Executive Compensation

GH Ventures LLC, an entity of which Gary Herman is the sole member, provides services as the Company's Chairman, Chief Executive Officer, Secretary and Management Consultant. Due to the limited available working capital of the Company, he has received minor compensation since taking office in January 2002. Although Mr. Herman does not receive any recurring compensation, he is compensated from time to time for his services and as funds are available..

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

The Company’s Board of Directors has approved this compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson contingent upon the receipt of a fairness opinion from an independent advisory firm and approval of such fairness opinion by the Board of Directors. That fairness opinion has been received and approved by the Board on February 2, 2011.  The value of the related awards will approximate $798,500. Further, the Company finalized compensation agreements for Messrs. Herman and Thorvaldsson which include amounts to be paid for past services to the Company for the calendar years 2002, 2003, 2004, 2005 and 2006.

Although the Board approved the plan on February 2, 1011, the Board may revise this plan in light of the Company’s current financial situation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of September 23, 2011 with respect to officers, directors and persons who are known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Shareholder	Shares	Percentage
Bruce R. Galloway (1)	14,809,407	27.49
Skuli Thorvaldsson (2)	1,435,125	2.66
Gary Herman (3)	3,845,275	7.14
James and Alexander Goren	3,619,750	6.72
Officers and Directors as a group	5,280,400	9.80
Total Outstanding shares	53,864,165

(1) Includes 3,320,375 shares held by an investment fund, Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”) which is managed by Galloway Capital Management, LLC. Mr. Galloway, a managing member of Galloway Capital Management, LLC disclaims beneficial ownership of the shares held by STEP except to the extent of being a limited partner in STEP.  Mr. Galloway, along with Mr.  Herman, also a member of Galloway Capital Management, LLC, has the discretion to vote and sell all of these shares; 6,699,812 shares of common stock 940,404 shares owned by Jacombs Investments, Ltd for which Mr. Galloway has the power to vote and dispose such shares; 47,500 shares of common stock held by Rexon Galloway Capital Growth, LLC an investment company in which Mr. Galloway is a member and retains investment and voting discretion; and 523,600 shares held by Mr. Galloway’s children for which he has the power to vote and dispose.

(2) Includes 1,435,125 shares as well as giving effect to the conversion of 4,000 shares of Series D Preferred Stock into 400,000 shares of Common Stock for no additional consideration.

(3) Includes options to purchase 1,750,000 shares of Common Stock at an exercise price of $.01 per share through June 2015. Also includes 3,320,375 shares held by an investment fund Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”) which is managed by Galloway Capital Management, LLC. Mr. Herman, a managing member of Galloway Capital Management, LLC disclaims beneficial ownership of the shares held by STEP except to the extent of being a limited partner in STEP.   Mr. Herman, along with Mr. Bruce Galloway, also a member of Galloway Capital Management, LLC, has the discretion to vote and sell all of these shares.

Item 13. Certain Relationships and Related Transactions.

None

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Rosen Seymour Shapss Martin & Company LLP for the audit of our annual financial statements and fees for other services for the years ended June 30, 2011 and 2010.

	2011	2010

Audit fees: (1)	$7,500	$20,000

Audit related fees: (2)

Tax fees: (3)	None	None

All other fees: (4)	None	None

Total	$7,500	$20,000

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION (Registrant)

Date: September 30, 2011

By: /s/ Gary Herman
Gary Herman, Chief Executive Officer Date: September 30, 2011

By: /s/ Vincent De Lorenzo
Vincent De Lorenzo, Chief Financial Officer Date: September 30, 2011

 DIGITAL CREATIVE DEVELOPMENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders Digital Creative Development Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Digital Creative Development Corporation and  Subsidiary as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficiency), and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Creative Development Corporation and Subsidiary as of June 30, 2011 and 2010, and the result of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations and a net capital and equity deficiency of $ 2,227,900 that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP
CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
September 28, 2011

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2011	June 30, 2010
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$0.6	$0.6
Marketable securities	120.2	180.6
TOTAL CURRENT ASSETS	120.8	181.2

TOTAL ASSETS	$120.8	$181.2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses and other liabilities	$603.6	$543.6
Accrued interest	937.0	739.6
Notes payable--related parties	808.1	808.1
TOTAL CURRENT LIABILITIES	2,348.7	2,091.3

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	990.0	990.0
Series D, Par Value $100 ; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding:
53,864,165 Shares at June 30, 2011 and June 30 , 2010	538.6	538.6
Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive loss	(2,603.3)	(2,543.4)
Accumulated deficit	(39,798.2)	(39,540.3)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,227.9)	(1,910.1)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$120.8	$181.2

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2011	2010
	(in thousands)

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	60.0	60.0

(LOSS) FROM OPERATIONS	(60.0)	(60.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(197.4)	(179.1)
Realized losses on investments	(0.5)	(3.0)

TOTAL OTHER INCOME (EXPENSE)	(197.9)	(182.1)

NET LOSS	(257.9)	(242.1)

UNDECLARED PREFERRED STOCK DIVIDENDS	(145.5)	(145.5)

Net Loss applicable to common shareholders	$(403.4)	$(387.6)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

NET INCOME (LOSS)	$(257.9)	$(242.1)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(59.9)	33.2
Comprehensive income (loss)	$(317.8)	$(208.9)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 AND JUNE 30, 2010
(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2009	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,576.6)	$(39,298.2)	$(1,701.2)

Unrealized gain on investments						33.2		33.2

Net loss							(242.1)	(242.1)

Balance at June 30, 2010	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,543.4)	$(39,540.3)	$(1,910.1)

Unrealized loss on investments						(59.9)		(59.9)
								-
Net loss							(257.9)	(257.9)

Balance at June 30, 2011	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,603.3)	$(39,798.2)	$(2,227.9)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,2011 AND JUNE 30, 2010

	2011	2010
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(257.9)	$(242.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses on marketable securities	0.5	3.0

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	257.4	239.1

NET CASH USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	-	0.2

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	0.2

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable--related parties	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	$-	$0.2

CASH AND EQUIVALENTS, beginning of period	0.6	0.4

CASH AND EQUIVALENTS, end of period	$0.6	$0.6

CASH PAYMENTS FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010

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

The Company sold its interest in Arthur Treacher's Fish & Chips, Inc. in 2002 and currently has no active business. In 2001 and 2002, the Company acquired a controlling interest in International Microcomputer Software, Inc. ("IMSI"), (n/k/a Broadcaster, Inc.,--{“Broadcaster”}) which had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. On June 2, 2006 Broadcaster closed on its acquisition of AccessMedia Networks, Inc. The combined company operated an Internet entertainment network under the name Broadcaster. Since its original investment, the Company's ownership interest in Broadcaster, Inc. has decreased to approximately 9 % as of  September 23, 2011.

STOCK-BASED COMPENSATION

The Company measures  for stock-based compensation using a fair value based method, whereby the grant date fair value of the share-based awards is charged to expenses over their vesting period.

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments in interest bearing accounts, securities and other investments with an original maturity of three months or less to be a cash equivalent.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In determining the fair value of its financial instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing as of each balance sheet date. The Company’s financial instruments include debt and stock options and have been valued using standard market conventions and techniques, such as discounted cash flow analysis and option pricing models. All methods of measuring fair value result in a general approximation of value since valuations are inherently not precise.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for impairment of investment assets and the valuation allowance against deferred tax assets.

 DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010

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

 2. DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $ 2,227,900 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of shares of Broadcaster; and/or raising additional equity; and obtaining forbearance of our debt holders. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. Management believes that it can obtain the additional funds necessary to continue its operations.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010

3. INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable securities at June 30, 2011 and 2010, as follows:

	June 30,
	2011	2010

Broadcaster, Inc., - at cost	$2,724.0	$2,724.0
Unrealized loss on marketable securities	(2,603.3)	(2,543.4)
Realized losses on marketable securities	(0.5)
Access Propeller Holdings, Inc. - at cost	300.0	300.0
Less: allowance for impairment	(300.0)	(300.0)

	$120.2	$180.6

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

Under  GAAP  fair value is the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. GAAP requires the Company to assume that the portfolio investment is sold in principal market to market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market.

Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with GAAP, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity. GAAP has established a framework for measuring fair value which specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with GAAP, these inputs are summarized in the three broad levels listed below:

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
June 30, 2011 and 2010

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

The following table presents fair value measurements of investments as of June 30, 2011 (dollars in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$120.2	$-	$120.2	$-

The following table’s present changes in investments that use Level 2 inputs for the year ended June  30, 2010:

Year ended June 30, 2011 (in thousands)
Balance as of June 30, 2009	$180.6
Net unrealized losses	(59.9)
Net purchases, sales or redemptions	(.5)
Net transfers in and/or out of Level 2	-
Balance as of June 30, 2010	$120.2

As of June 30, 2011, the net unrealized loss on the investments that use Level 2 inputs was $2,603,300

 Several of the officers, directors and significant shareholders of Broadcaster were defendants in an action captionedPaul Goodman v. Spelling, et al in New York State Supreme Court. On January 16, 2008, Mr. Goodman commenced an action in New York State Supreme Court against Broadcaster and certain of its officers, directors, and shareholders, seeking monetary damages “in an amount to be determined but not less than $10 million plus other special, punitive and compensatory damages” for alleged defamation contained in a Company filing with the SEC. Mr. Goodman sought and obtained an ex parte temporary restraining order, which was vacated by the Court upon hearing argument from the defendants. This action had been removed and transferred to the Federal District

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010

Court for the Southern District of New York and then transferred to United States District Court for the Central District of California. Management of Broadcaster believes that the action is without merit.

On December 14, 2009 Broadcaster,. announced  the settlement, of the derivative lawsuit brought by Baytree Capital Associates, LLC in February 2008. Broadcaster and Baytree agreed to a dismissal of the lawsuit with prejudice with no payment being made by either the plaintiff or any of the defendants. As is required when a derivative action is settled and dismissed, the Court found that the settlement was fair, adequate and reasonable to Broadcaster and its shareholders and not a product of collusion.

At the same time, Nolan Quan, a Broadcaster shareholder and former officer, and Michael Gardner, the owner of Baytree Capital Associates, both agreed to surrender for cancellation their shares of Broadcaster Common Stock that they own or control and that had been issued as "earnout" shares in connection with the Broadcaster—Access Media transaction completed in 2006. The total number of shares surrendered and cancelled was 18,375,000,  representing approximately 32.93% of the outstanding shares of common stock of Broadcaster, computed immediately prior to the surrender of the shares.

The result of the surrender and cancellation of these shares increases the Company’s ownership in  Broadcaster from 5.4% to 9.0%.

A total of  200,000 shares of Broadcaster. common stock secures the Company's 15% $325,000 Promissory Note to Multi Mag Corporation and approximately 373,845 shares of Broadcaster, Inc. common stock secures the $345,000 Notes to investors.. Due to the recent decline in the price of shares of Broadcaster, the Notes are now under-collateralized.

The Company has sold 149,500 shares of Broadcaster. from July 1, 2008 through June 30, 2011. The proceeds of approximately $22,400 have been used for general working capital purposes.

From time to time, the Company may continue to sell a certain amount of its holdings in Broadcaster The proceeds of these sales are anticipated to be principally used by the Company for general working capital purposes.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses.

 5. NOTES PAYABLE -RELATED PARTIES

At June 30, 2010 and 2009, the Company’s long term debt consisted of the following:

	June 30, 2011	June 30, 2010
Secured Promissory Note with Interest at 15%, due December 31, 2007	$325,000	$325,000
Secured Promissory Notes with Interest at 10%, due December 31, 2008	345,000	345,000
Notes payable to certain former executives	138,100	138,100

Total	808,100	808,100
Less: Current portion	808,100	808,100
	$-0-	$-0-

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010

In December 2001, , the Company borrowed $50,000 from its former CEO, Martin Wade, bearing interest at 12%, and due on December 31, 2001. As additional consideration for the loan, Mr. Wade was issued warrants to purchase 500,000 shares of common stock of the Company at $0.01 per share, which were valued at $53,900 and included as interest expense. On July 1, 2005, the maturity date of this loan was extended to December 31, 2005. On January 23, 2007, Mr. Wade agreed to further extend the maturity date of this note to May 31, 2007. Subsequently, on June 14,
2007 Mr. Wade agreed to extend the maturity date of this note to December 31, 2007, and further extended the maturity date to December 31, 2008. The Company's management is confident that future extensions, if necessary can be obtained, but there can be no assurance that the Company will be able to obtain these extensions, if needed.

Throughout the period from July 1, 2001 through June 30, 2010, Mr. Bruce Galloway, the Company's former chairman, Gary Herman and a related entity had advanced monies with interest rates up to 10% to allow the Company to satisfy operating expenses and occasional cash shortfalls. The amounts outstanding to both Mr. Galloway and Mr. Herman totaled $75,600 at June 30, 2010 and 2009, respectively, before accrued interest.

The due dates of all of these related party notes to current and former directors have been extended to December 31, 2008. The Company's management is confident that future extensions, if necessary, can be obtained, but there can be no assurance of this. All the related party notes are currently due.

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

The number of shares of Broadcaster. Common Stock pledged as Collateral was subject to adjustment one year after the initial closing date based on the 30-day trailing average of the bid prices of shares of Common Stock of Broadcaster  as listed on the OTC Bulletin Board or such other exchange as such shares are then listed upon. As such, the number of shares that are subject to the pledge agreement as of June 2010 and June 2009 are 373,845 shares. The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effected June 25, 2007.

Of the $345,000 Secured Promissory Notes, all but three of these noteholders whose notes total $195,000 have extended their notes to December 31, 2008. The Company's management is confident that future extensions can be obtained if necessary, but there can be no assurance that the Company will be able to obtain such extensions. The notes payable to the three remaining noteholders who have not agreed to extend are currently in default. All the Promissory Notes are currently due.

The Company considers the carrying value of its notes payable to be a reasonable estimation of its fair value based on the current market rates available to the Company for debt of the same remaining maturities.

Related interest expense was approximately $197,400 and $179,100 for the years ended June 30, 2011and 2010, respectively.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010

6. INCOME TAXES

For the years ended June 30, 2011 and 2010, a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

	2011	2010
Federal statutory rate	34%	34%
Valuation allowance on net operating loss carryforwards, and investment write-downs	34%	(34)%
Effective income tax rate	-0-	-0-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company’s deferred tax assets and liabilities at June 30, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Operating loss carryforwards	$4,316,000	$4,213,000
Write-down of investments	1,544,000	1,544,000
Total Deferred Tax Asset	5,860,000	5,757,000
Valuation Allowance	(5,860,000)	(5,757,000)
	$-0-	$-0-

A full valuation allowance is provided against all deferred tax assets due to the uncertainty as to the future realization of any benefits.

Deferred taxes have not been provided on accumulated other comprehensive income (loss) as management expects that the NOL will be sufficient to offset future gains.

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. The Company has no uncertain tax positions as of June 30, 2011.

Digital Creative Development Corporation and subsidiary have not filed an income tax return since the year ended June 30, 2000. As of June 30, 2011 the Company had a net operating loss carryforward of approximately $10,789,000.  The current tax laws as they pertain to the disposal of subsidiaries that generate net operating loss carryforwards ("NOL") essentially eliminate the NOL carryforward and do not allow a company to recognize a loss on disposition of the subsidiary for tax purposes. However, laws do provide for the parent to reallocate the NOL based upon their basis in the companies being disposed of.

As of June 30, 2011, the Company had net operating loss carry forwards of approximately $10,789,000 available to offset future federal taxable income. The federal net operating loss carry-forwards will expire in varying amounts through 2030.  The Company is in the process of filing its tax returns for the current and all applicable prior years.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010

7. PER SHARE INFORMATION

In accordance with GAAP, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents on convertible securities, options, and warrants then outstanding. GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 750,000 stock options and 500,000 warrants excluded from the computation of Diluted EPS for the years ended June 30, 2011 and 2010 as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	June 30,
	2011	2010
Basic and Diluted	(in thousands)
Numerator
Loss attributable to common shareholders	$(402.9)	$(387.6)
Denominator:
Weighted average common shares outstanding for basic and full dilution	53,864.2	53,864.2
Basic and Diluted Per Share Information:
Net loss per share	$(.01)	$(.01)
Anti-dilutive instruments excluded from the above computation:
Common stock options – shares	750,000	750,000
Common stock warrants – shares	500,000	500,000

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

The Company’s Board of Directors has approved this compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson contingent upon the receipt of a fairness opinion from an independent advisory firm and approval of such fairness opinion by the Board of Directors. That fairness opinion has been received and approved by the Board on February 2, 2011. The value of the related awards will approximate $798,500. Further, the Company finalized compensation agreements for Messrs. Herman and Thorvaldsson which include amounts to be paid for past services to the Company for the calendar years 2002, 2003, 2004, 2005 and 2006.

Although the Board approved the plan on February 2, 1011, the Board may revise the plan in light of  the current financial situation of the Company.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010

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

A summary of the options issued under the Plan is presented in the table below:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding -June 30, 2009	750,000	$.01
Expired	-0-	-0-
Exercised
Issued	-0-	-0-
Outstanding -June 30, 2010	750,000	$.01
Expired	-0-	-0-
Exercised	-0-	-0-
Issued	-0-	$-0-
Outstanding -June 30, 2011	750,000	$.01

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

10. STOCKHOLDERS' EQUITY

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $26,200 and $26,000 at June 30, 2011 and 2010, respectively.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. At June 30, 2010 and 2009, the Company had accumulated and unpaid dividends of approximately $1,152,700 and $1,067,400, respectively, on this series of preferred stock..

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock are convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock. The amount of accumulated and unpaid dividends was approximately $765,000 and $705,000 at June 30, 2010 and 2009, respectively.