Form 10-Q
period 2011-09-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2011-11-23
CIK 1016951

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

As of November 9, 2011, there were 53,864,165 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

FOR THE THREE MONTHS ENDED

September 30, 2011

PART 1---FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	9/30/2011 (unaudited)	6/30/2011 (audited)
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$ -	$ 0.6
Marketable securities	153.8	120.2
TOTAL CURRENT ASSETS	153.8	120.8
.

TOTAL ASSETS	$ 153.8	$ 120.8

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses and other liabilities	$ 628.0	$ 603.6
Accrued interest	989.1	937.0
Notes payable--related parties	808.1	808.1
TOTAL CURRENT LIABILITIES	2,425.2	2,348.7

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	990.0	990.0
Series D, Par Value $100 ; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding:
53,864,165 Shares at September 30, 2010 and June 30 , 2011	538.6	538.6
Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive loss	(2,569.7)	(2,603.3)
Accumulated deficit	(39,875.3)	(39,798.2)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,271.4)	(2,227.9)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 153.8	$ 120.8

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,

	2011 (unaudited)	2010 (unaudited)
	(in thousands)

REVENUE	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	25.0	15.0

(LOSS) FROM OPERATIONS	(25.0)	(15.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(52.1)	(47.8)
Realized losses on marketable securities available for sale	-	-

TOTAL OTHER INCOME (EXPENSE)	(52.1)	(47.8)

NET LOSS	(77.1)	(62.8)

UNDECLARED PREFERRED STOCK DIVIDENDS	(36.4)	(36.4)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$ (113.5)	$ (99.2)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2

EARNINGS PER COMMON SHARE
Basic	$ -	$ -
Diluted	$ -	$ -

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on marketable securities	$ 33.6	$ 15.1
Net Loss	(77.1)	(62.8)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$ (43.5)	$ (47.7)

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(in thousands)

Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2011 (audited)	$ 2.2	$ 990.0	$ 400.0	$ 538.6	$ 38,242.8	$ (2,603.3)	$ (39,798.2)	$ (2,227.9)

Unrealized gain on investments						33.6		33.6

Net loss							(77.1)	(77.1)

Balance at September 30, 2011 (unaudited)	$ 2.2	$ 990.0	$ 400.0	$ 538.6	$ 38,242.8	$ (2,569.7)	$ (39,875.3)	$ (2,271.4)

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30

	2011 (unaudited)	2010 (unaudited)
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$ (77.1)	$ (62.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses on marketable securities	-	-

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	76.5	62.8

NET CASH USED IN OPERATING ACTIVITIES	(0.6)	-

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	-	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable--related parties	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (0.6)	$ -

CASH AND EQUIVALENTS, beginning of period	0.6	0.6

CASH AND EQUIVALENTS, end of period	-	$ 0.6

CASH PAYMENTS FOR:
Interest expense	$ -	$ -
Income taxes	$ -	$ -

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

(dollars in thousands)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of  September 30, 2011 and for the three months ended September 30, 2011 and 2010 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying condensed consolidated balance sheet as of June 30, 2011 and other information as of June 30, 2011 have been derived from the Company's audited annual financial statements. These condensed consolidated financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the year ended June 30, 2011 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods presented have been made. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $2,271.4 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares, and/or raising additional equity, and / or obtaining forbearance of our debt holders. We intend to use our cash as well as other funds, to the extent that they are available on commercially reasonable terms, to finance our activities. Although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require, management believes that it can obtain the additional funds necessary to continue its operations.

NOTE 3- PRINCIPLES OF CONSOLIDATION

The Company has no active business. However, the Company has been involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through the investment in International Microcomputer Software, Inc. (“IMSI”), (n/k/a Broadcaster, Inc).  Since 1982, IMSI (n/k/a Broadcaster, Inc.) had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. Broadcaster, Inc, also operates an Internet entertainment network.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

(dollars in thousands)

NOTE 4- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at September 30, 2011 (unaudited) and June 30, 2011 (audited) as follows:

Generally Accepted Accounting Principles in the United States (GAAP) includes a framework for measuring fair value and disclosing fair value measurements.  Under GAAP, fair value is the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. GAAP requires the Company to assume that the portfolio investment is sold in a principal market between market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with GAAP, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity.  GAAP specifies a hierarchy of valuation techniques based on the extent to which the inputs to those valuation techniques are observable or unobservable.  These inputs are summarized in the three broad levels listed below:

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

 (unaudited)

(dollars in thousands)

In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our board of directors that is consistent with GAAP.  Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading or any markets in which securities with similar attributes are trading, in determining fair value. Our valuation policy considers the fact that because there is not a readily available market value for the investments in our portfolio, the fair value of the investments must typically be determined using unobservable inputs.

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

The following table presents fair value measurements of investments as of September 30, 2011:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Investments	$153.8	$-	$153.8	$-

The following table presents changes in investments that use Level 2 inputs for the three months ended September 30, 2011:

Three months ended
September 30, 2011

Balance as of June 30, 2011	$120.2
Net unrealized gains	33.6
Net purchases, sales or redemptions	-
Net transfers in and/or out of Level 2	-
Balance as of September 30, 2011	$153.8

As of September 30, 2011, the net unrealized loss on the investments that use Level 2 inputs was $2,569.7.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

 (unaudited)

(dollars in thousands)

NOTE 5- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 6- NOTES PAYABLE - RELATED PARTIES

At September 30, 2011 (unaudited) and June 30, 2011 (audited) the Company’s long term debt consisted of the following:

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
Promissory Note with Interest at 15% (1)	$325.0	$325.0
Promissory Notes with Interest at 10% (2)	345.0	345.0
Notes payable to certain former executives and related parties
with interest at 10%, due on various dates	138.1	138.1
	808.1	808.1
Less: Current portion	808.1	808.1
Long-term portion	$-0-	$-0-

(1)	On May 30, 2007, the Company and the lender (“Multi-Mag”) executed Amendment #5 to this Promissory Note to extend the maturity date of the Note to December 31, 2007. The Company and Multi-Mag are currently in negotiations to further extend the due date of the note. The Company’s management is confident that future extensions can be obtained. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed. Interest expense in the amounts of $12.2 was charged to operations in the three months ended September 30, 2011. The note is secured by 200,000 shares of Broadcaster, Inc. common stock.

(2)	Of the $345.0 Secured Promissory Notes, all but three of these noteholders whose notes total $195.0 have extended their notes to December 31, 2008. The Company's management is confident that future extensions can be obtained if necessary, but there can be no assurance that the Company will be able to obtain such extensions. The remaining three noteholders have not agreed to extend. Currently all of these notes are now in default. Interest expense in the amount of $36.4 was charged to operations in the three months ended September 30, 2011. These notes are secured by 373,845 shares of Broadcaster, Inc. common stock.

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

September 30,2011

(unaudited)

(dollars in thousands)

NOTE 7- COMMITMENTS AND CONTINGENCIES

 The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 8- STOCK-BASED COMPENSATION

In October 2005, the Company made a contingent award to each of its current directors, Gary Herman and Skuli Thorvaldsson, as well as an award to a former director and significant shareholder, Bruce Galloway based upon the board obtaining valuations and approvals. The award consisted of options granted to purchase 7,440,000 shares of common stock at exercise prices ranging from $0.0732 per share to $0.1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $798.5 using the Black-Scholes model.

The Company’s Board of Directors has approved this compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson contingent upon the receipt of a fairness opinion from an independent advisory firm and approval of such fairness opinion by the Board of Directors. That fairness opinion has been received and approved by the Board on February 2, 2011. The value of the related awards will approximate $798.5. Further, the Company finalized compensation agreements for Messrs. Herman and Thorvaldsson which include amounts to be paid for past services to the Company for the calendar years 2002, 2003, 2004, 2005 and 2006.

Although the Board approved the plan on February 2, 1011, the Board may revise the plan in light of  the current financial situation of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30, 2011 Annual Report on Form 10-K.

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

We cannot make assurances that the Company will make any acquisitions or business combinations or that the Company will be able to obtain additional financing for such acquisitions or combinations, if necessary. If any acquisitions or combinations are made, we cannot make assurances that we will be able to successfully integrate the acquired or combined business into our operations or that the acquired or combined business will perform as expected. Furthermore, Federal and state tax laws and regulations have a significant impact upon the structuring of transactions. Management will evaluate the possible tax consequences of any prospective transaction and will endeavor to structure a transaction so as to achieve the most favorable tax treatment. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated transaction. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a transaction, there may be adverse tax consequences to us, the target business, and/or their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular transaction, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Pending negotiation and consummation of a transaction, the Company anticipates that it will not have any business activities, aside from carrying on its search for a transaction partner. Should the Company incur any significant liabilities prior to a combination with a Target Business, it may not be able to satisfy, without additional financing, such liabilities as are incurred.

 RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2011  Compared To The Three Month Period Ended September 30, 2010.

Net loss of $77,100 in the three month period ended September 30, 2011 approximated the net loss in the comparable 2010 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $2,271,400 at September 30, 2011, compared to current liabilities exceeding its current assets by $2,227,900 at June 30, 2011. The change in this financial condition was principally the result of continued operating losses, principally the result of interest expenses and other administrative costs.

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

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and equity deficit of $2,271,400, and the fact that we are in default of our notes payable, the Company’s ability to obtain resources sufficient to continue to meet obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares and/or raising additional equity; and obtaining forbearance of our debt holders. However the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION

Dated: November 21, 2011	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo
Title: Chief Financial Officer