Form 10-K/A
period 2011-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2012-01-03
CIK 1016951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Plan of Business

The Company intends to locate and enter into a transaction with an existing, public or privately-held company that in management's view has growth potential (a "Target Business"). A transaction with a Target Business may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets of the Target Business or any other form which will result in the combined enterprise remaining a publicly-held corporation. Acquisitions or business combinations may not be available at the times or on terms acceptable to us, or at all. In addition, acquiring, or combining with, a business involves many risks, including:

·	unforeseen obligations or liabilities;

·	difficulty assimilating the acquired operations and personnel;
·	risks of entering markets in which we have little or no direct prior experience;

·	potential impairment of relationships with employees or customers as a result of changes in management; and

·	potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets.

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