Form 10-K/A
period 2011-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2012-01-12
CIK 1016951

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION (Registrant)

Date: September 30, 2011

By: /s/ Gary Herman
Gary Herman, Chief Executive Officer Date: January 10, 2012

By: /s/ Vincent De Lorenzo
Vincent De Lorenzo, Chief Financial Officer Date: January 10, 2012

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