Form 10-Q/A
period 2011-09-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2012-01-19
CIK 1016951

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION

Dated: January 13, 2012	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo
Title: Chief Financial Officer