Form 10-Q
period 2011-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2012-02-15
CIK 1016951

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

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

As of February 10, 2012, there were 53,864,165 shares of the issuer’s common stock, par value $0.01 per share outstanding.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

FOR THE SIX MONTHS ENDED

December 31, 2011

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

	Condensed Consolidated Balance Sheets as December 31, 2011 (Unaudited) and June 30, 2011	5

	Condensed Consolidated (Unaudited) Statements of Operations and Comprehensive Loss for the three months and six months ended December 31, 2011 and 2010	6

	Condensed Consolidated (Unaudited) Statement of Stockholders’ Equity for the six months ended December 31, 2011	7

	Condensed Consolidated (Unaudited) Statements of Cash Flows for the six months ended December 31, 2011 and 2010	8

	Notes to Condensed Consolidated Financial Statements	F-9 - F-13

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION	14

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

Item 4.	CONTROLS AND PROCEDURES	16

Part II	OTHER INFORMATION	17

Item 1.	LEGAL PROCEEDINGS	17

Item 1 A.	RISK FACTORS	17

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES	17

Item 3.	DEFAULTS UPON SENIOR SECURITIES	17

Item 4.	SUBMISSION OF MATTERS TO A VOTE	17

Item 5.	OTHER INFORMATION	17

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	17

	Signatures	18

	Certifications— pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART 1---FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL CREATIVE CORPORATION AND SUBSIDARY
CONCENCED CONCOLIDATED BALANCE
SHEETS

ASSETS	40,908.0	40,724.0
	(UNAUDITED)	(UNAUDITED)
CURRENT ASSETS	(in thousands)
Cash and cash equivalents		0.6
Marketable securities	105.4	105.4
TOTAL CURRENT ASSETS	105.4	120.8

TOTAL ASSETS	105.4	120.8

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expences and other liabiliities	652.9	603.6
Accrued interest	1,041.1	937.0
Notes paable --related parties	808.1	808.1
TOTAL CURRENT LIABILITIES	2,502.2	2,348.7

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2

Series C, Par Value $100 ; 9,900 Shares Issued and
Outsanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accured and Unpaid Dividends	990.0	990.0

Series D, Par Value $100 ; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0

Common Stock, Par Value $.01 ; Authorized 75,000,000 Shares; Issued and
outstanding: 53,864,165 Shares at December 31, 2011
and June 30, 2011	538.6	538.6

Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive loss	(2,617.6)	(2,603.3)
Accumulated deficit	(39,952.7)	(39,798.2)
	(2,396.7)	(2,227.9)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	105.4	120.8

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Six Months		For te Three Months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
REVENUE	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	$ (50.0)	$ (30.0)	$ (25.0)	$ (15.0)

(LOSS) FROM OPERATIONS	$ (50.0)	$ (30.0)	$ (25.0)	$ (15.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	$ (104.1)	$ (96.8)	$ (52.0)	$ (45.4)
Realized losses on marketable securities available for sale	$ (0.4)	-	$ (0.5)	-
TOTAL OTHER INCOME (EXPENSE)	$ (104.5)	$ (96.8)	$ (52.5)	$ (45.4)

NET LOSS	$ (154.5)	$ (96.8)	$ (52.5)	$ (45.4)

UNDECLARED PREFERRED STOCK DIVIDENDS	$ (72.8)	$ (72.8)	$ (36.4)	$ (36.4)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$ (227.3)	$ (199.6)	$ (113.9)	$ (96.8)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR	$ 53,864.2	$ 53,864.2	$ 53,864.2	$ 53,864.2

EARNINGS PER COMMON SHARE
Basic	-	-	-	-
Diluted	-	-	-	-

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on marketable securities	$ (14.3)	-	$ (47.9)	$ (15.1)
Net Loss	$ (154.5)	$ (126.8)	$ (77.5)	$ (60.4)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$ (168.9)	$ 126.8	$ 125.4	$ (75.7)

See accompanying Notes to Condensed Consolidated Financial Statements

F-2

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 31, 2011
(in thousands)

Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2011 (audited)	$ 2.2	$ 990.0	$ 400.0	$ 538.6	$ 38,242.8	$ (2,603.3)	$ (39,798.2)	$ (2,227.9)

Unrealized gain on investments						(14.3)		(14.3)

Net loss							(154.5)	(154.5)

Balance at September 30, 2011 (unaudited)	$ 2.2	$ 990.0	$ 400.0	$ 538.6	$ 38,242.8	$ (2,617.6)	$ (39,952.7)	$ (2,396.7)

See accompanying Notes to Condensed Consolidated Financial Statements

F-3

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31

	2011 (unaudited)	2010 (unaudited)
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$ (154.5)	$ (126.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses on marketable securities	153.5	126.8

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	76.5	62.8

NET CASH USED IN OPERATING ACTIVITIES	(0.6)	-

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	-	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable--related parties	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	$ (0.6)	$ -

CASH AND EQUIVALENTS, beginning of period	0.6	0.6

CASH AND EQUIVALENTS, end of period	-	$ 0.6

CASH PAYMENTS FOR:
Interest expense	$ -	$ -
Income taxes	$ -	$ -

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

(dollars in thousands)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of  December 31, 2011 and for the three months and six months ended December 31, 2011 and 2010 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying condensed consolidated balance sheet as of June 30, 2011 and other information as of June 30, 2011 have been derived from the Company's audited annual financial statements. These condensed consolidated financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the year ended June 30, 2011 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods presented have been made. The results of operations for the three months and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $2,396.8 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares, and/or raising additional equity and/or obtaining forbearance of our debt holders. We intend to use our cash as well as other funds, to the extent that they are available on commercially reasonable terms, to finance our activities. Although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require, management believes that it can obtain the additional funds necessary to continue its operations.

NOTE 3- PRINCIPLES OF CONSOLIDATION

The Company has no active business. However, the Company has been involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through the investment in International Microcomputer Software, Inc. (“IMSI”), (n/k/a Broadcaster, Inc).  Since 1982, IMSI (n/k/a Broadcaster, Inc.) had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. Broadcaster, Inc. also operates an Internet entertainment network.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(unaudited)

(dollars in thousands)

NOTE 4- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at December 31, 2011 (unaudited) and June 30, 2011 (audited) as follows:

	12/31/2011 (unaudied)	06/30/2011 (unaudied)
Broadcaser, Inc at cost	$ 2,73.4	$ 2,724.0
Unrealized loss on marketable securities	(2,617.6)	(2,603.3)
Realized losses on marketable securities	(0.4)	(0.5)
Access Propeller Holdings, Inc. --at cost	300.0	300.0
Less : allowance for impairment	(300.0)	(300.0)

	$ 105.4	$ 120.0

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

December 31, 2011

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

The following table presents fair value measurements of investments as of December 31, 2011:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Investments	$105.4	$-	$105.4	$-

The following table presents changes in investments that use Level 2 inputs for the six months ended December 31, 2011:

Six months ended
December 31, 2011

Balance as of June 30, 2011	$120.2
Net unrealized losses	(14.3)
Net purchases, sales or redemptions	(.5)
Net transfers in and/or out of Level 2	-
Balance as of December 31, 2011	$105.4

As of December 31, 2011 the net unrealized loss on the investments that use Level 2 inputs was $2,617.6

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

 (unaudited)

(dollars in thousands)

NOTE 5- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 6- NOTES PAYABLE - RELATED PARTIES

At December 31, 2011 (unaudited) and June 30, 2011 (audited) the Company’s long term debt consisted of the following:

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
Promissory Note with Interest at 15% (1)	$325.0	$325.0
Promissory Notes with Interest at 10% (2)	345.0	345.0
Notes payable to certain former executives and related parties
with interest at 10%, due on various dates	138.1	138.1
	808.1	808.1
Less: Current portion	808.1	808.1
Long-term portion	$-0-	$-0-

(1)	On May 30, 2007 the Company and the lender (“Multi-Mag”) executed Amendment #5 to this Promissory Note to extend the maturity date of the Note to December 31, 2007. The Company and Multi-Mag are currently in negotiations to further extend the due date of the note. The Company’s management is confident that future extensions can be obtained. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed. Interest expense in the amounts of $24.4 was charged to operations in the six months ended December 31, 2011. The note is secured by 200,000 shares of Broadcaster, Inc. common stock.

(2)	Of the $345.0 Secured Promissory Notes, all but three of these noteholders whose notes total $195.0 have extended their notes to December 31, 2008. The Company's management is confident that future extensions can be obtained if necessary, but there can be no assurance that the Company will be able to obtain such extensions. The remaining three noteholders have not agreed to extend. Currently all of these notes are now in default. Interest expense in the amount of $72.7 was charged to operations in the six months ended December 31, 2011. These notes are secured by 373,845 shares of Broadcaster, Inc. common stock.

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

December 31, 2011

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

Although the Board approved the plan on February 2, 2011, the Board may revise the plan in light of the current financial situation of the Company.

NOTE 9- STOCKHOLDERS’ EQUITY

On December 13, 2011 the Company filed a 14C Information Statement with the Securities and Exchange Commission for the purpose of increasing its authorized shares. A majority of the shareholders of the Company approved the increase in the Company’s authorized number of shares from 85,000,000 shares (75 million common shares and 10 million preferred shares) to 615,000,000 shares (600 million common shares and 15 million preferred shares) by Written Consent.

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

 RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2011  Compared To The Three Month Period Ended December 31, 2010.

Net loss of $77,500 in the three month period ended December 31, 2011 was slightly higher than the net loss of $60,400 in the comparable 2010 period, principally due to higher interest expense and, to a lesser extent, slightly higher general and administrative expenses as the result of higher accrued expenses for accounting and auditing services.

Six Month Period Ended December 31, 2011  Compared To The Six Month Period Ended December 31, 2010.

Net loss of $154,500 in the six month period ended December 31, 2011 was slightly higher than the net loss of $126,800 in the comparable 2010 period, principally due to higher interest expense and, to a lesser extent, slightly higher general and administrative expenses as the result of higher accrued expenses for accounting and auditing services.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $2,396,800 at December 31, 2011, compared to current liabilities exceeding its current assets by $2,227,900 at June 30, 2011. The change in this financial condition was principally the result of continued operating losses, principally the result of interest expenses and other administrative costs.

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

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and equity deficit of $2,396,800, and the fact that we are in default of our notes payable, the Company’s ability to obtain resources sufficient to continue to meet obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares and/or raising additional equity; and obtaining forbearance of our debt holders. However the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

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

Item 1A. Risk Factors

No required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

None.

Item 3. Defaults upon Senior Securities

Disclosed.

Item 4. Submission of Matters to a Vote of Security Holders

Disclosed.

Item 5. Other Information

None.

Item 6. Exhibits And Reports On Form 8-K

(a)	Exhibits:

31.01 Chief Executive Officer---Certification pursuant to Rule 13a-14 (a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Chief Financial Officer--- Certification pursuant to Rule 13a-14 (a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 Chief Executive Officer---Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Chief Financial Officer--- Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DEVELOPMENT CORPORATION

Dated: February 13, 2012	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo
Title: Chief Financial Officer