Form 10-Q
period 2012-03-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2012-05-24
CIK 1016951

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of May 1, 2012, there were 53,864,165 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

FOR THE SIX MONTHS ENDED

March 31, 2012

2

PART 1---FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	3/31/12	6/30/2011
	(unaudited)	(audited)
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$-	$0.6
Marketable securities	102.4	120.2
TOTAL CURRENT ASSETS	102.4	120.8

TOTAL ASSETS	$102.4	$120.8

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses and other liabilities	$677.9	$603.6
Accrued interest	1,093.2	937.0
Notes payable--related parties	808.1	808.1
TOTAL CURRENT LIABILITIES	2,579.2	2,348.7

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and Outstanding; Involuntary Liquidation Preference of $ 1 Per Share Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and Outstanding; Involuntary Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends	990.0	990.0
Series D, Par Value $100 ; 4,000 Shares Issued and Outstanding; Involuntary Liquidation Preference of $100 Per Share Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding; 53,864,165 Shares at March 31, 2012 and June 30 , 2011	538.6	538.6
Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive loss	(2,620.6)	(2,603.3)
Accumulated deficit	(40,029.8)	(39,798.2)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,476.8)	(2,227.9)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$102.4	$120.8

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Nine Months Ended March 31 ,		For the Three Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	75.0	45.0	25.0	15.0

(LOSS) FROM OPERATIONS	(75.0)	(45.0)	(25.0)	(15.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(156.2)	(145.9)	(52.1)	(49.1)
Realized losses on marketable securities available for sale	(0.4)	-	-	-

TOTAL OTHER INCOME (EXPENSE)	(156.6)	(145.9)	(52.1)	(49.1)

NET LOSS	(231.6)	(190.9)	(77.1)	(64.1)

UNDECLARED PREFERRED STOCK DIVIDENDS	(109.1)	(109.1)	(36.4)	(36.4)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(340.7)	$(300.0)	$(113.5)	$(100.5)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES
FOR BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2	53,864.2	53,864.2

EARNINGS PER COMMON SHARE
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on marketable securities	$(17.3)	$-	$(3.0)	$-
Net loss	(231.6)	(190.9)	(77.1)	(64.1)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(248.9)	$(190.9)	$(80.1)	$(64.1)

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2012
(in thousands)

						Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total
Balance at June 30, 2011 (audited)	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,603.3)	$(39,798.2)	$(2,227.9)
Unrealized loss on investments						(17.3)		(17.3)
Net loss							(231.6)	(231.6)
Balance at March 31, 2012 (unaudited)	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,620.6)	$(40,029.8)	$(2,476.8)
See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31

	2012 (unaudited)	2011 (unaudited)
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(231.6)	$(190.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses on marketable securities	0.4	-
Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	230.6	190.9
NET CASH USED IN OPERATING ACTIVITIES	(0.6)	-
CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable--related parties	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(0.6)	$-
CASH AND EQUIVALENTS, beginning of period	0.6	0.6
CASH AND EQUIVALENTS, end of period	$-	$0.6
CASH PAYMENTS FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

(dollars in thousands)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of  March 31, 2012 and for the three months and nine months ended March 31, 2012 and 2011 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying condensed consolidated balance sheet as of June 30, 2011 and other information as of June 30, 2011 have been derived from the Company's audited annual financial statements. These condensed consolidated financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the year ended June 30, 2011 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods presented have been made. The results of operations for the three months and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $2,476.8 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of some or all of our investment in Broadcaster, Inc. shares,and/or raising additional equity,and / or obtaining forbearance of our debt holders. We intend to use our cash as well as other funds, to the extent that they are available on commercially reasonable terms, to finance our activities. Although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require, management believes that it can obtain the additional funds necessary to continue its operations.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

(dollars in thousands)

NOTE 4- MARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at March 31, 2012 (unaudited) and June 30, 2011 (audited) as follows:

	3/31/2012	6/30/2011
	(unaudited)	(audited)

Broadcaster, Inc at cost	$2,723.0	$2,723.5
Unrealized loss on marketble securities	2,620.6	2,603.3
Access Propeller Holdings, Inc. - at cost	300.0	300.0
Less: allowance for impairment	(300.0)	(300.0)

	$102.4	$120.2

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

March 31, 2012

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

The following table presents fair value measurements of investments as of March 31, 2012:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Investments	$102.4	$-	$102.4	$-

The following table presents changes in investments that use Level 2 inputs for the nine months ended March 31, 2012:

Nine months ended
31-Mar-12

Balance as of June 30, 2011	$120.2
Net unrealized losses	(17.3)
Net purchases, sales or redemptions	(0.5)
Net transfers in and/or out of Level 2	-
Balance as of March 31, 2012	$102.4

As of March 31, 2012, the net unrealized loss on the investments that use Level 2 inputs was $2,620.6

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

 (unaudited)

(dollars in thousands)

NOTE 5- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 6- NOTES PAYABLE - RELATED PARTIES

At March 31, 2012 (unaudited) and June 30, 2011 (audited) the Company’s long term debt consisted of the following:

	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
Promissory Note with Interest at 15% (1)	$325.0	$325.0
Promissory Notes with Interest at 10% (2)	345.0	345.0
Notes payable to certain former executives and related parties
with interest at 10%, due on various dates	138.1	138.1
	808.1	808.1
Less: Current portion	808.1	808.1
Long-term portion	$-0-	$-0-

(1)	On May 30, 2007, the Company and the lender (“Multi-Mag”) executed Amendment #5 to this Promissory Note to extend the maturity date of the Note to December 31, 2007. The Company and Multi-Mag are currently in negotiations to further extend the due date of the note. The Company’s management is confident that future extensions can be obtained. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed. Interest expense in the amounts of $36.6 was charged to operations in the nine months ended March 31, 2012. The note is secured by 200,000 shares of Broadcaster, Inc. common stock.

(2)	Of the $345.0 Secured Promissory Notes, all but three of these note holders whose notes total $195.0 have extended their notes to December 31, 2008. The Company's management is confident that future extensions can be obtained if necessary, but there can be no assurance that the Company will be able to obtain such extensions. The remaining three note holders have not agreed to extend the due dates. Currently all of these notes are now in default. Interest expense in the amount of $109.1 was charged to operations in the nine months ended March 31, 2012. These notes are secured by 373,845 shares of Broadcaster, Inc. common stock.

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

March 31, 2012

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

The Company’s Board of Directors has approved this compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson contingent upon the receipt of a fairness opinion from an independent advisory firm and approval of such fairness opinion by the Board of Directors. That fairness opinion has been received and approved by the Board on February 2, 2011. The value of the related awards is approximately $798.5. Further, the Company finalized compensation agreements for Messrs. Herman and Thorvaldsson which include amounts to be paid for past services to the Company for the calendar years 2002, 2003, 2004, 2005 and 2006.

Although the Board approved the plan on February 2, 2011, the Board may revise the plan in light of the current financial situation of the Company.

NOTE 9- STOCKHOLDERS’ EQUITY

On December 13, 2011 the Company filed a 14C Information Statement with the Securities and Exchange Commission for the purpose of increasing its authorized shares. A majority of the shareholders of the Company approved the increase in the Company’s authorized number of shares from 85,000,000 shares (75 million common shares and 10 million preferred shares) to 615,000,000 shares (600 million common shares and 15 million preferred shares) by Written Consent. The Company has received approval for this increase from the various regulatory agencies.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30,2011 Annual Report on Form 10-K.

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

 RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2012 Compared To The Three Month Period Ended December 31, March 31, 2011.

Net loss of $77,100 in the three month period ended March 31, 2012 was slightly higher than the net loss of $64,100 in the comparable 2011 period, principally due to higher interest expense and, to a lesser extent, slightly higher general and administrative expenses as the result of higher accrued expenses for accounting and auditing services.

Nine Month Period Ended March 31, 2012 Compared To The Nine Month Period Ended March 31, 2011.

Net loss of $231,600 in the nine month period ended March 31, 2012 was slightly higher than the net loss of $190,900 in the comparable 2011 period, principally due to higher interest expense and, to a lesser extent, slightly higher general and administrative expenses as the result of higher accrued expenses for accounting and auditing services.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $2,476,800 at March 31, 2012, compared to current liabilities exceeding its current assets by $2,227,900 at June 30, 2011. The change in this financial condition was principally the result of continued operating losses, principally the result of interest expenses and other administrative costs.

Since the Company is inactive, except for its interest in Broadcaster, and it is not contemplated that Broadcaster will declare and pay dividends on its common stock, the Company depends upon sales of its shares of Broadcaster, Inc common stock, which are quoted on the OTCBB in order to meet its expenses, unless the Company obtains funding from third parties, which cannot be assured.

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

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and equity deficit of $2,476,800, and the fact that we are in default of our notes payable, the Company’s ability to obtain resources sufficient to continue to meet obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares and/or raising additional equity; and obtaining forbearance of our debt holders. However the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

10

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

11

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

12

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DEVELOPMENT CORPORATION

Dated: May 24, 2012	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo
Title: Chief Financial Officer

13