Form 10-K
period 2012-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2012-10-16
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGEJune 30 2012___

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

DIGITAL CREATIVE DEVELOPMENT CORPORATION

(Exact name of registrant as specified in its charter)

_________________

Utah	000-22315	34-1413104
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

720 Fifth Avenue New York, NY 10019
(Address of Principal Executive Offices) (Zip Code)

(212) 247-0581
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Name of each exchange on which registered

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

Shares outstanding: 53,864,165 at October 12, 2012

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

Employees

As of June 30, 2012 and through the present, the Company has no employees. Gary Herman, the Company’s Chairman, Chief Executive Officer, President and Secretary and Vincent De Lorenzo the Company’s Chief Financial Officer serve on a management consulting basis.

Mr. De Lorenzo became Chief Financial Officer upon the resignation of Skuli Thorvaldsson, effective July 12, 2007.

Acquisitions

The Company has never held itself out as an investment company. Its historical development has focused almost exclusively on restaurant, software and digital entertainment businesses. Although the Company continues to search for candidates with which to enter into business combinations or strategic transactions, it does not have an operating business except for its ownership interest in Broadcaster, Inc.  As of October 12, 2012 the Company owns approximately 3,000,000 shares of common stock of Broadcaster, or approximately 9.0% of the total outstanding shares.  An additional 225,000 shares of common stock, or approximately 0.43% of Broadcaster, Inc. is beneficially owned by Gary Herman, the Company’s Chairman, and 1,378,975 shares of common stock, or approximately 4.1% of Broadcaster, Inc. is beneficially owned by Bruce Galloway, the Company’s principal shareholder. Furthermore, 2,871,527 shares of common stock, or approximately 8.5% are owned by Strategic Turnaround Equity Partners, LP (Cayman) an investment fund co-managed by the Company’s chairman.

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

In 2012 Broadcaster withdrew its registration of securities under the Securities Exchange Act of 1934 with the Securities and Exchange Commission.

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

Item 2.  Description of Property

The Company's principal executive offices are located at 720 Fifth Avenue, 10th Floor New York, NY 10019. The Company is utilizing office space of its President at no cost to the Company until an acquisition or business transaction is consummated. The amount of office space currently utilized by the Company is insignificant.

Item 3.  Legal Proceedings

The Company and its subsidiaries are from time to time involved in ordinary and routine litigation. At present, there is no litigation.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low prices for the periods indicated as reported by the National Daily Quotation Service, Inc. between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. On October 12, 2012 the closing price of the Company’s shares was $.012/share.

	High	Low
2011 Fiscal Year
First Quarter	$.03	$.01
Second Quarter	$.03	$.01
Third Quarter	$.02	$.01
Fourth Quarter	$.02	$.01

2012 Fiscal Year
First Quarter	$.02	.02
Second Quarter	$.02	.02
Third Quarter	$.02	.01
Fourth Quarter	$.01	.01

The Common Stock was recorded on the OTC Bulletin Board with the symbol DCDC. In May 2009, the Company's stock was delisted from the OTC Bulletin Board due to its failure to timely file its Form 10-QSB with the Securities and Exchange Commission.

The stock is now traded on the Pink Sheets. On October 12, 2012 the number of record holders of the Company's Common Stock was 484.

Dividends

In November and December 1997, the Company consummated a private placement with respect to equity units consisting of shares of its Series C Preferred Stock and warrants to purchase shares of common stock for aggregate proceeds of $990,000. The Company sold 9,900 shares of Series C Preferred Stock with warrants to purchase 148,500 shares of common stock attached. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100/share plus accrued and unpaid dividends, at any time. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semi-annually, if and when the Board declares a dividend. On September 28, 1998, the Company sold 4,000 shares of Series D Preferred Stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $400,000. The preferred stock is convertible into 400,000 shares of common stock. The holders of the preferred stock are entitled to a cumulative dividend of 15% per annum, payable semi-annually, if and when the Board declares a dividend. To date, the Company has not paid any dividends on its Common Stock or Preferred Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on the Series A and Series C Preferred Stock. The amount of accumulated and unpaid dividends on the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock was approximately $2,089,400 as of June 30, 2012.

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

Results of Operations Fiscal 2012 and Fiscal 2011

The Company had no operating revenues in fiscal years 2012 or 2011.  General and administrative expenses and other income and expenses were approximately the same in the 2012 and 2011 fiscal years as interest on notes in default and certain administrative costs resulted in a net loss of $308,700 in the 2012 fiscal year compared to a $257,900 net loss for the 2011 fiscal year. The Company continues to search for a business it deems suitable for acquisition or similar transaction.

The management of Broadcaster continues to search for suitable companies for a business transaction.  There can be no assurance that the respective management teams of the Company and Broadcaster will be able to identify and consummate a transaction with a suitable business candidate.

New Accounting Standards

There are no recently issued accounting pronouncements that are not yet effective that are expected to have a material impact on the Company’s financial position, results of operations, or disclosures in the consolidated financial statements

Item 7a. Liquidity and Capital Resources

The Company’s current liabilities exceeded its current assets by $2,656,300 at June 30, 2012, compared to current liabilities exceeding its current assets by $2,227,900 at June 30, 2011. The change in working capital is primarily the result of continuing operating losses and the reduction in value of the Company’s investment in Broadcaster, Inc.  As of June 30, 2012 and 2011, the current potion of our marketable securities had a market value of approximately $-0- and $120,800 respectively. Current and Total Liabilities were $2.7 million and $2.3 million at June 30, 2012 and 2011, respectively.

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

The Company and Multi Mag by way of various extension amendments and interest payments agreed to extend the Note through December 31, 2007. The Note with Multi Mag is currently in default and due on demand. The Company's management is confident that future extensions can be obtained. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed.

The Company believes that it will need additional financing to finance its business activities and working capital requirements in the future. Without additional financing, the Company may be unable to continue to operate. Although the Company has obtained additional financing in the past and believes it can meet its needs through either additional borrowings or the sale of additional equity; there can be no assurance that the Company will succeed in obtaining any such financing, or that the terms of such transactions could be effected, or that such strategy will be successful.

From time to time, the Company has sold and may sell a certain amount of its holdings in Broadcaster, Inc.

The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes. From July 1, 2008 to June 30, 2012 the Company sold 150,500 shares of Broadcaster, Inc. and used the proceeds of approximately $22,400 for general working capital purposes. Since the de-registration of the shares of Broadcaster, the Company cannot solely rely on the sale of these shares to fund its future working capital requirements. The amount of proceeds available to the Company from the sale of shares of Broadcaster will depend upon the market for Broadcaster, which is subject to volatility in price and market volume.

Quantitative and Qualitative Disclosures about Market Risk

The Company’s equity investments are concentrated in Broadcaster, Inc. At June 30, 2012, 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

Item 8.  Financial Statements and Supplementary Data

The financial statements are filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants

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

Management Report on Internal Controls Over Financial Reporting

The management of Digital Creative Development Corporation is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Digital Creative Development Corporation's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-integrated Framework. Based on that assessment management believes that, as of June 30, 2012, the Company's internal control over financial reporting is effective based on those criteria.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons.

Name	Age	Position

Gary Herman	48	Chairman of the Board, Chief Executive Officer, and Secretary

Skuli Thorvaldsson	70	Director, Former Chief Financial Officer, Treasurer Resigned July 2007

Vincent DeLorenzo	66	Chief Financial Officer, Treasurer

Directors

Gary Herman

Mr. Herman was elected to the Board of Directors in May 2001 and became Chairman and Chief Executive officer in January 2002. Mr. Herman is a Managing Member of Galloway Capital Management, LLC as well as a Managing Director with Arcadia Securities LLC, a FINRA registered broker-dealer based in New York. Prior to this, from 1997 to 2002, he was an investment banker with Burnham Securities, Inc. Prior to joining Burnham, he was the managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman has a B.S. from the State University of New York at Albany.

Skuli Thorvaldsson

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

Vincent DeLorenzo

Mr. DeLorenzo was appointed Chief Financial Officer in July 2007. Mr. DeLorenzo is a Certified Public Accountant and Financial Analyst with extensive experience in various industries and corporate and SEC accounting.  Mr. De Lorenzo, following his graduation from college in 1967, was an accountant with Price Waterhouse & Co. from July 1967 to April 1971. From April 1971 to December 1988, Mr. DeLorenzo worked at Kidde, Inc., where he served as Vice President of Finance. From 1989 to 1993, Mr. De Lorenzo served as Chief Financial Officer and Deputy CEO of a privately held vertically integrated retail automotive company. From October 1993 to February 2000, Mr. De Lorenzo owned and operated three retail automotive franchises.   From 1993 to 2000, a large New Jersey law firm specializing in bankruptcies engaged Mr. De Lorenzo as a consultant. Since 2000, Mr. DeLorenzo has been engaged as a sole practitioner in finance and accounting, focused on litigation support, business planning & strategies; SEC compliance; financial analysis, and business restructuring.  Since 2005, Mr. De Lorenzo has served as a consultant to the Registrant, principally satisfying SEC compliance and financial analysis for the Registrant.

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

Item 11.  Executive Compensation

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2012; 2011; and 2010.

(a)	Summary Compensation Table

Name and					Restricted	Securities
Principal				Other Annual	Stock	Underlying	LTIP	All Other
Position	Year	Compensation	Bonus	Compensation	Awards	Options	Payouts	Compensation

Gary Herman	2012	$-	$-	$-	$-	$-	$-	$-
President	2011	$-	$-	$-	$-	$-	$-	$-
	2010	$-	$-	$-	$-	$-	$-	$-

Vincent De Lorenzo	2012	$-	$-	$-	$-	$-	$-	$-
CFO	2011	$-	$-	$-	$-	$-	$-	$-
	2010	$0	$-	$-	$-	$-	$-	$-

* The compensation listed above is in the form of consulting payments to Gary Herman or GH Ventures, LLC, a related entity; VDL Associates LLC, and Vincent De Lorenzo.

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

VDL Associates LLC, an entity of which Vincent De Lorenzo is the sole member, provides services as the Company's Chief Financial Officer. Although the Company has accrued his compensation, Mr. De Lorenzo has not received any recurring compensation, he is compensated from time to time for his services and as funds are available.

In October, 2005 the Company made a contingent award to each of its current directors, Gary Herman and Skuli Thorvaldsson, as well as an award to a former director and significant shareholder, Bruce Galloway, options to purchase 7,440,000 shares of common stock at exercise prices ranging from of $.0732 per share to $0.1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $798,500.

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

Shareholder	Shares	Percentage
Bruce R. Galloway (1)	14,809,407	27.49
Skuli Thorvaldsson (2)	1,435,125	2.66
Gary Herman (3)	3,845,275	7.14
James and Alexander Goren	3,619,750	6.72
Officers and Directors as a group	5,280,400	9.80
Total Outstanding shares	53,864,165

(1)	Includes 3,320,375 shares held by an investment fund, Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”) which is managed by Galloway Capital Management, LLC. Mr. Galloway, a managing member of Galloway Capital Management, LLC disclaims beneficial ownership of the shares held by STEP except to the extent of being a limited partner in STEP. Mr. Galloway, along with Mr. Herman, also a member of Galloway Capital Management, LLC, has the discretion to vote and sell all of these shares; 6,699,812 shares of common stock 940,404 shares owned by Jacombs Investments, Ltd. for which Mr. Galloway has the power to vote and dispose such shares; 47,500 shares of common stock held by RexonGalloway Capital Growth, LLC an investment company in which Mr. Galloway is a member and retains investment and voting discretion; and 523,600 shares held by Mr. Galloway’s children for which he has the power to vote and dispose.
(2)	Includes 1,435,125 shares as well as giving effect to the conversion of 4,000 shares of Series D Preferred Stock into 400,000 shares of Common Stock for no additional consideration.
(3)	Includes options to purchase 1,750,000 shares of Common Stock at an exercise price of $.01 per share through June 2015. Also includes 3,320,375 shares held by an investment fund Strategic Turnaround Equity Partners, LP (Cayman) (“STEP”) which is managed by Galloway Capital Management, LLC. Mr. Herman, a managing member of Galloway Capital Management, LLC disclaims beneficial ownership of the shares held by STEP except to the extent of being a limited partner in STEP. Mr. Herman has the discretion to vote and sell all of these shares.

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Rosen Seymour Shapss Martin & Company LLP for the audit of our annual financial statements and fees for other services for the years ended June 30, 2012 and 2011.

	2012	2011

Audit fees: (1)	$	$7,500

Audit related fees: (2)

Tax fees: (3)	None	None

All other fees: (4)	None	None

Total	$	$7,500

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

PART IV

Item 15. Exhibits and Report

(a)	Exhibits
3.1.1	Certificate of Incorporation. (1)
3.1.2	Agreement and Plan of Reorganization and First Addendum dated December 5, 1983. (1)
3.1.3	Certificate of Merger dated January 23, 1984. (1)
3.1.4	Articles of Merger dated January 27, 1984. (1)
3.1.5	Articles of Amendment to Articles of Incorporation dated January 27, 1984. (1)
3.1.6	Amendment to Articles of Incorporation dated January 27, 1986. (1)
3.1.7	Articles of Amendment to Articles of Incorporation dated June 28, 1996. (1)
3.1.8	Articles of Amendment to Articles of Incorporation dated July 31, 2000. (3)
3.2	Bylaws. (1)
4.2	Certificate of Designation of Series A Preferred Stock. (1)
4.10	Certificate of Designation of Series B Preferred Stock. (1)
4.4	Certificate of Designation of Series C Preferred Stock of Warrant to Burnham Securities Inc. (1)
4.5	Certificate of Designation of Series D Preferred Stock. (1)
10.11	Form of Warrant exercisable at $1.51 per share. (1)
10.12	Form of Warrant to Burnham Securities Inc. (1)
10.13	Form of Stock Option to Employees. (1)
10.18	Form of agreement with holders of Series a Preferred Stock. (1)
10.25	Agreement and Plan of Merger between the Company and International Microcomputer Software, Inc. (n/k/a BCAS). dated August 31, 2001. (4)
10.26	Loan Purchase Agreement between the Company and Union Bank of California dated August 22, 2001. (4)
10.29	Option Agreement with Martin Wade dated June 1, 2001.
10.30	Memorandum of Agreement between the Company, Ralph Sorrentino and RJS Consulting Corp. dated October 30, 2001.
10.31	Purchase Agreement between ATI (Delaware) and PAT Franchise dated February 28, 2002. (5)
10.32	Common Stock Purchase Agreement among the Company, DCDC (Delaware) and PAT Services, dated February 28, 2002. (4)
10.33	Guaranty and security Agreement between PAT Franchise and the Company dated February 28, 2002. (5)
10.34	Pledge Agreement between PAT Services and the Company dated February 28, 2002. (5)
10.35	Amended and Restated Senior Secured Promissory Note in favor of the Company dated February 28, 2002. (5)
10.36	Promissory Note Conversion and General Release dated February 28, 2002 between the Company and IMSI (n/k/a BCAS) (5)
10.37	Sale Agreement between International Microcomputer Software, Inc. and the Company dated November, 2001_for the sale of Keynomics, Inc. (7)
10.38	Note Purchase Agreement between the Company and KGS Holdings, Ltd. dated June, 2002.
10.39	Settlement Agreement between the Company and Ralph Sorrentino dated January, 2003. (7)
10.40	Settlement Agreement between the Company and Raymond DeMarco, Michael Morley and Gil Holland dated March, 2003. (7)
10.42	Promissory Note in favor of IMSI (n/k/a BCAS) dated September 18, 2003. (6)
10.43	Promissory Note issued by Access Propeller, LLC in favor of the Company dated September, 2003. (6)
10.44	Amendment No.1 to the Promissory Note in favor of IMSI (n/k/a BCAS) dated September 18, 2004. (6)
10.45	Assignment Agreement of the Promissory Note between the Company, International Microcomputer Software, Inc. and Multi Mag Corporation dated as of February 3, 2005. (7)
10.46	Amendment No.2 to the Promissory Note in favor of Multi Mag dated June 5, 2005. (7)
10.47	Code of Ethics (8)
10.48	Amendment No. 3 to the Promissory Note in favor of Multi Mag dated December 14, 2005.
10.49	Amendment No. 4 to the Promissory Note in favor of Multi Mag dated May 31, 2006.
10.50	Amendment No. 5 to the Promissory Note in favor of Multi Mag dated May 30, 2007. (9)

List of Subsidiaries (3)

(1)	Previously Filed with Form 10-SB Declared Effective on August 12, 1997
(2)	Previously filed with Form 10-KSB for the year ended June 30, 1999
(3)	Previously filed with Form 10-KSB for the year ended June 30, 2000
(4)	Previously filed with Form 8-K filed on September 19, 2001
(5)	Previously filed with Form 8-K filed on March 15, 2002
(6)	Previously filed with Form 8-K filed on October 20, 2004
(7)	Previously filed with Form 10-KSB for the year ended June 30, 2002
(8)	Previously filed with Form 10-KSB for the year ended June 30, 2004
(9)	Previously filed with Form 10-KSB for the year ended June 30, 2005

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:October 15, 2012	Digital Creative Development Corporation
	By	/s/ Gary Herman
Name: Gary Herman Title: Chief Executive Officer

Date:October 15, 2012	Digital Creative Development Corporation
	By	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo Title: Chief Financial Officer

DIGITAL CREATIVE DEVELOPMENT CORPORATION

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders Digital Creative Development Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Digital Creative Development Corporation and Subsidiary as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficiency), and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Creative Development Corporation and Subsidiary as of June 30, 2012 and 2011, and the result of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations and a net capital and equity deficiency of $2,656,300 that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

October 15, 2012	Digital Creative Development Corporation
By: /s/ Rosen Seymour Shapss Martin & Company LLP
Rosen Seymour Shapss Martin & Company LLP Certified Public Accountants

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2012	June 30, 2011
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$—	$0.6
Marketable securities	—	120.2
TOTAL CURRENT ASSETS	—	120.8

TOTAL ASSETS	$—	$120.8

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses and other liabilities	$702.9	$603.6
Accrued interest	1,145.3	937.0
Notes payable--related parties	808.1	808.1
TOTAL CURRENT LIABILITIES	2,656.3	2,348.7

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 2,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	990.0	990.0
Series D, Par Value $100 ; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 75,000,000 Shares; Issued and Outstanding:
53,864,165 Shares at June 30, 2012 and June 30 , 2011	538.6	538.6
Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive loss	(2,723.0)	(2,603.3)
Accumulated deficit	(40,106.9)	(39,798.2)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,656.3)	(2,227.9)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$120.8

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2012	2011
	( in thousands)

REVENUE	-	-

OPERATING EXPENSES
General and administrative expenses	100.0	60.0

(LOSS) FROM OPERATIONS	(100.0)	(60.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(208.3)	(197.4)
Realized losses on investments	(0.4)	(0.5)

TOTAL OTHER INCOME (EXPENSE)	(208.7)	(197.9)

NET LOSS	(308.7)	(257.9)

UNDECLARED PREFERRED STOCK DIVIDENDS	(145.5)	(145.5)

Net Loss applicable to common shareholders	$(454.2)	$(403.4)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

NET INCOME (LOSS)	$(308.7)	$(257.9)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(17.3)	(59.9)
Comprehensive income (loss)	$(326.0)	$(317.8)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2012 AND JUNE 30, 2011
(in thousands)

					Additional	Accumulated
	Preferred Stock	Common	Paid-in	Comprehensive	Accumulated	other
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2010	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,543.4)	$(39,540.3)	$(1,910.1)

Unrealized gain on investments					(59.9)		(59.9)

Net loss							(257.9)	(257.9)

Balance at June 30, 2011	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,603.3)	$(39,798.2)	$(2,227.9)

Unrealized loss on investments					(119.7)		(119.7)
								—
Net loss							(308.7)	(308.7)

Balance at June 30, 2012	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,723.0)	$(40,106.9)	$(2,656.3)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2012 AND JUNE 30, 2011

	2012	2011
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(308.7)	$(257.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses on marketable securities	0.4	0.5

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	307.6	257.4

NET CASH USED IN OPERATING ACTIVITIES	(0.7)	—

CASH FLOWS FROM INVESTING ACTIVITES:
Proceeds from sale of investments, net of purchases	0.1	0.2

NET CASH PROVIDED BY INVESTING ACTIVITIES	0.1	0.2

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of notes payable--related parties	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(0.6)	$—

CASH AND EQUIVALENTS, beginning of period	0.6	0.6

CASH AND EQUIVALENTS, end of period	$0.0	$0.6

CASH PAYMENTS FOR:
Interest expense	$—	$—
Income taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements

  DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

The Company sold its interest in Arthur Treacher's Fish & Chips, Inc. in 2002 and currently has no active business. In 2001 and 2002, the Company acquired a controlling interest in International Microcomputer Software, Inc. ("IMSI"), (n/k/a Broadcaster, Inc.(“Broadcaster”) which had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. On June 2, 2006 Broadcaster closed on its acquisition of AccessMedia Networks, Inc. The combined company operated an Internet entertainment network under the name Broadcaster. Since its original investment, the Company's ownership interest in Broadcaster, Inc. has decreased to approximately 9% as of September 23, 2011.

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
June 30, 2012 and 2011

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

2. DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $2,656,300 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of shares of Broadcaster; and/or raising additional equity; and obtaining forbearance of our debt holders. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require. Management believes that it can obtain the additional funds necessary to continue its operations.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011

3. INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable securities at June 30, 2012 and 2011, as follows:

2012

2011
Broadcaster, Inc at cost
2,723.4
$

2,724.0
$

Unrealized loss on marketable securities
(2,723.0

(2,603.3)

Realized losses on marketable securities
(0.4)

(0.5)

Access Propeller Holdings, Inc.--at cost
300.0

300.0

Less: allowance for impairment
(300.0)

(300.0)

102.4
$

120.2
$

June 30,

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
June 30, 2012 and 2011

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

The following table presents fair value measurements of investments as of June 30, 2012 (dollars in thousands):

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments	$-	$-	$-	$-

The following table’s present changes in investments that use Level 2 inputs for the year ended June  30, 2012:

Year ended June 30, 2012 (in thousands)
Balance as of June 30, 2011	$120.2
Net unrealized losses	(-119.7)
Net purchases, sales or redemptions	(.5)
Net transfers in and/or out of Level 2	-
Balance as of June 30, 2012	$-0-

As of June 30, 2012, the net unrealized loss on the investments that use Level 2 inputs was $2,723,000

Several of the officers, directors and significant shareholders of Broadcaster were defendants in an action captioned Paul Goodman v. Broadcaster, Inc., et al. in New York State Supreme Court. On January 16, 2008, Mr. Goodman commenced an action in New York State Supreme Court against Broadcaster and certain of its officers, directors, and shareholders, seeking monetary damages “in an amount to be determined but not less than $10 million plus other special, punitive and compensatory damages” for alleged defamation contained in a Company filing with the SEC.  Mr. Goodman sought and obtained an ex parte temporary restraining order, which was vacated by the Court upon hearing argument from the defendants.  This action had been removed to the U.S. District

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

Court for the Southern District of New York and then transferred to United States District Court for the Central District of California. On August 8, 2008 the Court denied a motion for a Preliminary Injunction and Contempt against all except Mr. Wade. A hearing later determined that the civil contempt charge would be settled for $18,000.

On December 14, 2009 Broadcaster announced the settlement of the derivative lawsuit brought by Baytree Capital Associates, LLC in February 2008. Broadcaster and Baytree agreed to a dismissal of the lawsuit with prejudice with no payment being made by either the plaintiff or any of the defendants. As is required when a derivative action is settled and dismissed, the Court found that the settlement was fair, adequate and reasonable to Broadcaster and its shareholders and not a product of collusion.

Concurrently, Nolan Quan, a Broadcaster shareholder and former officer, and Michael Gardner, the owner of Baytree Capital Associates, both agreed to surrender for cancellation their shares of Broadcaster Common Stock that they own or control and that had been issued as "earnout" shares in connection with the Broadcaster-Access Media transaction completed in 2006. The total number of shares surrendered and cancelled was 18,375,000, representing approximately 32.93% of the outstanding shares of common stock of Broadcaster, computed immediately prior to the surrender of the shares.

The result of the surrender and cancellation of these shares increased the Company’s ownership in Broadcaster from approximately 5.4% to 9.0%.

A total of 200,000 shares of Broadcaster common stock secures the Company's 15% $325,000 Promissory Note to Multi Mag Corporation. Approximately 373,845 shares of Broadcaster, Inc. common stock secures the $345,000 Notes to investors.  Due to the recent decline in the price of shares of Broadcaster, the Notes are now under-collateralized.

From July 1, 2008 to June 30, 2012 the Company sold 150,500 shares of Broadcaster for approximate gross proceeds of $22,400 which were used for general working capital purposes. Since the de-registration of the shares of Broadcaster, the Company cannot solely rely on the sale of these shares to fund its future working capital requirements. The amount of proceeds available to the Company from the sale of shares of Broadcaster will depend upon the market for Broadcaster, which is subject to volatility in price and market volume.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses.

5. NOTES PAYABLE -RELATED PARTIES

At June 30, 2010 and 2009, the Company’s long term debt consisted of the following:

	June 30, 2012	June 30, 2011
Secured Promissory Note with Interest at 15%, due December 31, 2007	$325,000	$325,000
Secured Promissory Notes with Interest at 10%, due December 31, 2008	345,000	345,000
Notes payable to certain former executives	138,100	138,100

Total	808,100	808,100
Less: Current portion	808,100	808,100
	$-0-	$-0-

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

In December 2001 , the Company borrowed $50,000 from its former CEO, Martin Wade, bearing interest at 12%, and due on December 31, 2001. As additional consideration for the loan, Mr. Wade was issued warrants to purchase 500,000 shares of common stock of the Company at $0.01 per share, which were valued at $53,900 and included as interest expense. On July 1, 2005, the maturity date of this loan was extended to December 31, 2005. On January 23, 2007, Mr. Wade agreed to further extend the maturity date of this note to May 31, 2007. Subsequently, on June 14,

2007 Mr. Wade agreed to extend the maturity date of this note to December 31, 2007, and further extended the maturity date to December 31, 2008. The Company's management is confident that future extensions, if necessary can be obtained, but there can be no assurance that the Company will be able to obtain these extensions, if needed.

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

The Company and Multi-Mag, the holder of the $325,000 Secured Promissory Note have executed various amendments  all of which extended the due date of the Note upon payment of accrued interest to December 31, 2008 The Company and Multi-Mag are currently in negotiations to extend the due date of the note. The Company’s management is confident that future extensions can be obtained. And although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed.

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

Related interest expense was approximately $208,300 and $197,400 for the years ended June 30, 2011and 2010, respectively.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

6. INCOME TAXES

For the years ended June 30, 2012 and 2011, a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

	2012	2011
Federal statutory rate	34%	34%
Valuation allowance on net operating loss carryforwards, and investment write-downs	34%	(34)%
Effective income tax rate	-0-	-0-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company’s deferred tax assets and liabilities at June 30, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Operating loss carryforwards	$4,447,000	$4,316,000
Write-down of investments	1,544,000	1,544,000
Total Deferred Tax Asset	5,991,000	5,860,000
Valuation Allowance	(5,991,000)	(5,860,000)
	$-0-	$-0-

A full valuation allowance is provided against all deferred tax assets due to the uncertainty as to the future realization of any benefits.

Deferred taxes have not been provided on accumulated other comprehensive income (loss) as management expects that the NOL will be sufficient to offset future gains.

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. The Company has no uncertain tax positions as of June 30, 2012.

Digital Creative Development Corporation and subsidiary have not filed an income tax return since the year ended June 30, 2000. As of June 30, 2012 the Company had a net operating loss carryforward of approximately $11,118,500.  The current tax laws as they pertain to the disposal of subsidiaries that generate net operating loss carryforwards ("NOL") essentially eliminate the NOL carryforward and do not allow a company to recognize a loss on disposition of the subsidiary for tax purposes. However, laws do provide for the parent to reallocate the NOL based upon their basis in the companies being disposed of.

As of June 30, 2012, the Company had net operating loss carry forwards of approximately $11,118,500 available to offset future federal taxable income. The federal net operating loss carry-forwards will expire in varying amounts through 2030.  The Company is in the process of filing its tax returns for the current and all applicable prior years.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

7. PER SHARE INFORMATION

In accordance with GAAP, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents on convertible securities, options, and warrants then outstanding. GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. There were 750,000 stock options and 500,000 warrants excluded from the computation of Diluted EPS for the years ended June 30, 2012 and 2011 as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	June 30,
	2012	2011
Basic and Diluted	(in thousands)
Numerator
Loss attributable to common shareholders	$(454.2)	$(403.4)
Denominator:
Weighted average common shares outstanding for basic and full dilution	53,864.2	53,864.2
Basic and Diluted Per Share Information:
Net loss per share	$(.01)	$(.01)
Anti-dilutive instruments excluded from the above computation:
Common stock options – shares	750,000	750,000
Common stock warrants – shares	500,000	500,000

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

June 30, 2012 and 2011

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

A summary of the options issued under the Plan is presented in the table below:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding -June 30, 2010	750,000	$.01
Expired	-0-	-0-
Exercised
Issued	-0-	-0-
Outstanding -June 30, 2011	750,000	$.01
Expired	-0-	-0-
Exercised	-0-	-0-
Issued	-0-	$-0-
Outstanding -June 30, 2012	750,000	$.01

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

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $26,400 and $26,200 at June 30, 2012 and 2011, respectively.

 DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. At June 30, 2012 and 2010, the Company had accumulated and unpaid dividends of approximately $1,212,700 and $1,152,700, respectively, on this series of preferred stock.

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock are convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock. The amount of accumulated and unpaid dividends was approximately $825,000 and $765,000 at June 30, 2012 and 2010, respectively.