Form 10-Q
period 2012-09-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2012-12-19
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

Digital creative Development corporation

(Exact name of registrant as specified in its charter)

_________________

Utah	000-22315	34-1413104
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

720 Fifth Avenue 10th Floor, New York, New York 10019
(Address of Principal Executive Offices) (Zip Code)

(212) 2470-0581
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☑     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Class	Outstanding at November 21, 2012
Common stock, $0.01 par value	53,864,165

EXPLANATORY NOTE

Digital Creative Development Corporation, Inc. (the “Registrant”) and its professionals were severely impacted by the effects of Hurricane Sandy and lost power, heat, email, and access to its electronic files for up to 14 days following the storm. Accordingly, the Registrant was unable to file its Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Quarterly Report”) by the November 14, 2012 filing date applicable to smaller companies.

As a result of the impact of Hurricane Sandy, the Registrant required additional time to complete its review of the financial statements for the period ended September 30, 2012.

Pursuant to the Securities and Exchange Commission’s release 2012-226, the Registrant will remain current and timely in its Exchange Act Reports by filing its Quarterly Reports on Form 10-Q for the period ended September 30, 2012 on or before December 5, 2012, not including any extensions allowable under Exchange Act Rule 12b-25.

F-1

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

FOR THE THREE MONTHS ENDED

September 30, 2012

PART 1---FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

ASSETS

	September 30,2012	June 30, 2012
	(unaudited)	(audited)
CURRENT ASSETS	(in thousands)
Cash and cash equivalents	$—	$—
Investments in Securities
TOTAL CURRENT ASSETS	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses and other liabilities	$727.9	$702.9
Accrued Interest	12,02.8	11,45.3
Notes Payable - related payments	808.1	808.1
TOTAL CURRENT LIABILITIES	2378.8	2378.8

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 15,000,000 Shares Authorized
Series A Convertible, Par Value $1, 2200 Shares Issued and
Outstanding, Involuntary Liquidation Preference of $1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C Convertible, Par Value $100, 9,900 Shares Issued and
Outstanding, Involuntary Liquidation Preference of $1 Per Share
Plus Accrued and Unpaid Dividends	990.0	990.0
Series D Convertible, Par Value $100, 4,000 Shares Issued and
Outstanding, Involuntary Liquidation Preference of $1 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01, Authorized 600,000,000 Shares Issued and Outstanding
53,864,165 share at September 30, 2012 and June 30, 2012	538.6	538.6
Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive income	(2,723.8)	(2,723.8)
Accumulated Deficit	(40,189.4)	(40,106.9)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,378.8	2,378.8

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

See accompanying notes to consolidated financial statements.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,

	2012	2011
	(unaudited)	(unaudited)
	(in thousands)

REVENUE	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	25.0	25.0

(LOSS) FROM OPERATIONS	(25.0)	(25.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(57.5)	(52.1)

NET LOSS	(82.5)	(77.1)

UNDECLARED PREFERRED STOCK DIVIDENDS	(36.4)	(36.4)

Net Loss applicable to common shareholders	$ (118.9)	$ (113.5)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR
BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2

BASIC AND DILUTED LOSS PER SHARE	$ -	$ -

NET INCOME (LOSS)	$ (82.5)	$ (77.1)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	-	33.6
Comprehensive income (loss)	$ (82.5)	$ (43.5)

See accompanying notes to consolidated financial statements.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	SeriesA	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2012 (audited)	$ 2.2	$ 990.0	$ 400.0	$ 538.6	$ 38,242.8	$ (2,723.0)	$ (40,106.9)	$ 2,656.3)

-
Net loss							(82.5)	(82.5)

Balance at September 30, 2012 (unaudited)	$ 2.2	$ 990.0	$ 400.0	$ 538.6	$ 38,242.8	$ (2,723.0)	$ (40,189.4)	$ (2,738.8)

 See accompanying notes to consolidated financial statements.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30

	2012	2011
	(unaudited)	(unaudited)
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(82.5)	$(77.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses on marketable securities	—	—

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	82.5	76.5

NET CASH USED IN OPERATING ACTIVITIES	—	(0.6)

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$(0.6)

CASH AND EQUIVALENTS, beginning of period	—	0.6

CASH AND EQUIVALENTS, end of period	$—	$—

See accompanying notes to consolidated financial statements.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

(dollars in thousands)

NOTE 1- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying consolidated financial statements as of  September 30, 2012 and for the three months ended September 30, 2012 and 2011 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying consolidated balance sheet as of June 30, 2012 and other information as of June 30, 2012 have been derived from the Company's audited annual financial statements. These consolidated financial statements do not include all disclosures provided in the Company's annual financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2012 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods presented have been made. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $2,738.8 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares, and/or raising additional equity, and / or obtaining forbearance of our debt holders. We intend to use our cash as well as other funds, to the extent that they are available on commercially reasonable terms, to finance our activities. Although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require, management believes that it can obtain the additional funds necessary to continue its operations.

NOTE 3- PRINCIPLES OF CONSOLIDATION

The Company has no active business. However, the Company has been involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through the investment in International Microcomputer Software, Inc. (“IMSI”), (n/k/a Broadcaster, Inc).  Since 1982, IMSI (n/k/a Broadcaster, Inc.) had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. Broadcaster, Inc also operates an Internet entertainment network.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

(dollars in thousands)

NOTE 4-INVESTMENTS IN SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at September 30, 2012 (unaudited) and June 30, 2012 (audited) as follows:

		9/30/2012		6/30/2012
	$	(unaudited)		( audited )
Broadcaster, Inc at Cost		2,723		$2,723
Unrealized loss on marketable securites		(2,723)		(2,723)
Realized on marketable securites		—		(0.4)
	$		$

Generally Accepted Accounting Principles in the United States (GAAP) includes a framework for measuring fair value and disclosing fair value measurements.  Under GAAP, fair value is the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. In determining the fair value of its financial instruments, GAAP requires the Company to assume that the portfolio investment is sold in a principal market between market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with GAAP, the Company has considered its principal market as the market in which the Company exits its portfolio investments with the greatest volume and level of activity.  GAAP specifies a hierarchy of valuation techniques based on the extent to which the inputs to those valuation techniques are observable or unobservable.  These inputs are summarized in the three broad levels listed below:

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

 (unaudited)

(dollars in thousands)

NOTE 4-INVESTMENTS IN SECURITIES (continued)

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

The following table presents fair value measurements of investments as of September 30, 2012:

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Investments	$-	$-	$-	$-

There were no changes in investments that use Level 2 inputs for the three months ended September 30, 2012.

As of September 30, 2012, the net unrealized loss on the investments that use Level 2 inputs was $2,723.0

NOTE 5- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses of the Company.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

 (unaudited)

(dollars in thousands)

NOTE 6- NOTES PAYABLE - RELATED PARTIES

At September 30, 2012 (unaudited) and June 30, 2012 (audited) the Company’s long term debt consisted of the following:

	September 30, 2012	June 30, 2012
	(Unaudited)	(Audited)
Promissory Note with Interest at 15% (1)	$325.0	$325.0
Promissory Notes with Interest at 10% (2)	345.0	345.0
Notes payable to certain former executives and related parties
with interest at 10%, due on various dates	138.1	138.1
	808.1	808.1
Less: Current portion	808.1	808.1
Long-term portion	$-0-	$-0-

(1)	On May 30, 2007, the Company and the lender (“Multi-Mag”) executed Amendment #5 to this Promissory Note to extend the maturity date of the Note to December 31, 2007. The Company and Multi-Mag are currently in negotiations to further extend the due date of the note. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed. Interest expense in the amounts of $12.2 was charged to operations in the three months ended September 30, 2012. The note is secured by 200,000 shares of Broadcaster, Inc. common stock.

(2)	Of the $345.0 Secured Promissory Notes, all but three of these note holders whose notes total $195.0 have extended the due dates of their notes to December 31, 2008. There can be no assurance that the Company will be able to obtain further extensions of the due dates of these notes. The remaining three note holders have not agreed to extend. Currently all of these notes are now in default. Interest expense in the amount of $41.8 was charged to operations in the three months ended September 30, 2012. These notes are secured by 373,845 shares of Broadcaster, Inc. common stock.

Because shares of Broadcaster are not readily marketable, these Notes are now under-collateralized.

NOTE 7- COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

F-9

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

(dollars in thousands)

 NOTE 8- STOCK-BASED COMPENSATION

Thorvaldsson, as well as an award to a former director and significant shareholder, Bruce Galloway based upon the board obtaining valuations and approvals. The award consisted of options granted to purchase 7,440,000 shares of common stock at exercise prices ranging from $0.0732 per share to $0.1385 and expiring through June 2015. These options, awarded for services rendered in connection with past services, including the restructuring of the Company in fiscal year 2002; director services; and other services, were valued at approximately $800.0 using the Black-Scholes model.

The Company’s Board of Directors has approved this compensation for services rendered to the Company by Messrs. Herman and Thorvaldsson contingent upon the receipt of a fairness opinion from an independent advisory firm and approval of such fairness opinion by the Board of Directors. That fairness opinion has been received and approved by the Board on February 2, 2011. The value of the related awards will approximate $800.0 Further, the Company finalized compensation agreements for Messrs. Herman In October 2005, the Company made a contingent award to each of its current directors, Gary Herman and Skuli and Thorvaldsson which include amounts to be paid for past services to the Company for the calendar years 2002, 2003, 2004, 2005 and 2006.

Although the Board approved the plan on February 2, 2011, the plan was never finalized and the Board may revise the plan in light of the current financial situation of the Company.

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

The amount of accumulated and unpaid dividends was approximately $26,500 and $26,400 as of September 30 and June 30, 2012, respectively.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

(dollars in thousands)

NOTE 9- STOCKHOLDERS’ EQUITY (continued)

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. As of September 30 and June 30, 2012, the Company had accumulated and unpaid dividends of approximately $1,234,000 and $1,212,700, respectively, on this series of preferred stock.

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock are convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock. The amount of accumulated and unpaid dividends was approximately $840,000 and $825,000 as of September 30 and June 30, 2012, respectively.

In the event of a merger or an acquisition transaction, the Company will seek to convert all of the accumulated unpaid dividends to common shares.  There can be no assurance that the company will be successful in completing all or part of these conversions.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30, 2012 Annual Report on Form 10-K.

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

The Company intends to locate and enter into a transaction with an existing, public or privately-held company (a "Target Business"). A transaction with a Target Business may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets of the Target Business or any other form, which will result in the combined enterprise remaining a publicly-held corporation.

Acquisitions or business combinations involve many risks, including:

·	Unforeseen obligations or liabilities;
·	Difficulty assimilating the acquired operations and personnel;
·	Risks of entering markets in which we have little or no direct prior experience;
·	Potential impairment of relationships with employees or customers as a result of changes in management;
·	Potential dilutive issuances of equity, large and immediate write-offs, the incurrence of debt, and amortization of goodwill or other intangible assets; and
·	Unforeseen obligations or liabilities.

We cannot make assurances that the Company will make any acquisitions or business combinations or that the Company will be able to obtain additional financing for such acquisitions or combinations, if necessary. If any acquisitions or combinations are made, we cannot make assurances that Furthermore, Federal and state tax laws and regulations have a significant impact upon the structuring of transactions. Management will evaluate the possible tax consequences of any prospective transaction and will endeavor to structure a transaction so as to achieve the most favorable tax treatment. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated transaction. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a transaction, there may be adverse tax consequences to us, the target business, and/or their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular transaction, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Pending negotiation and consummation of a transaction, the Company anticipates that it will not have any business activities, aside from carrying on its search for a transaction partner. Should the Company incur any significant liabilities prior to a combination with a Target Business, it may not be able to satisfy, without additional financing, such liabilities as are incurred.

 RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2012 Compared To The Three Month Period Ended September 30, 2011.

The net loss of $82,500 in the three month period ended September 30, 2012 was slightly higher than the net loss of $77,100 in the comparable 2011 period, principally due to higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $2,738,800 at September 30, 2012, compared to current liabilities exceeding its current assets by $2,656,300 at June 30, 2012. The change in this financial condition was principally the result of continued operating losses, principally the result of interest expenses and other administrative costs.

Since the Company is inactive, and its interest in Broadcaster is not presently contemplated to provide funds in any manner (e.g. sales of shares; borrowings; dividends; etc.), the Company can only depend on funding from third parties, of which there can be no assurance.

The amount of proceeds available to the Company from the sale of shares of Broadcaster, Inc. cannot be determined due to the absence of a market for Broadcaster, Inc. shares.

The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes. The Company anticipates that its working capital needs will be financed by sales of additional equity or by additional borrowings until and unless the Company acquires a profitable operating business or makes other investments.

The consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and equity deficit of $2,738,800, and the fact that we are in default of our notes payable, the Company’s ability to obtain resources sufficient to continue to meet obligations as they come due is dependent on raising cash by raising additional equity; and obtaining forbearance of our debt holders. However the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

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

1

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

Item 1A. Risk Factors

No required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Safety and Mine Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits And Reports On Form 8-K

(a)	Exhibits:

Exhibit No.	Description
31.1	Chief Executive Officer-- Certification pursuant to Rule 13a-14 (a) of the Exchange Act of 1934, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer-- Certification pursuant to Rule 13a-14 (a) of the Exchange Act of 193,4 as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer-- Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer-- Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DEVELOPMENT CORPORATION

Digital Creative Development Corporation

Date: December 19, 2012	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

Digital Creative Development Corporation

Date: December 19, 2012	By:	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo
Title: Chief Financial Officer

3