Form 10-Q
period 2012-12-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2013-02-20
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

Digital Creative Corporation

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

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   .    Yes  ☑     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 11, 2013 there were 53,864,165 shares of the issuer’s common stock, par value $0.01 per share, outstanding.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

FOR THE THREE MONTHS ENDED

December 31, 2012

2

PART 1---FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

ASSETS

	December 31, 2012	June 30, 2012
	(unaudited)	(audited)
	(in thousands)
CURRENT ASSETS
TOTAL CURRENT ASSETS
	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued Expenses and other liabilities	$752.9	$702.9
Accrued Interest	1,260.4	1,145.3
Notes Payable - related payments	808.1	808.1
TOTAL CURRENT LIABILITIES	2,821.4	2,656.3

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 15,000,000 Shares Authorized
Series A Convertible, Par Value $1, 2200 Shares Issued and
Outstanding, Involuntary Liquidation Preference of $1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C Convertible, Par Value $100, 9,900 Shares Issued and
Outstanding, Involuntary Liquidation Preference of $1 Per Share
Plus Accrued and Unpaid Dividends	990.0	990.0
Series D Convertible, Par Value $100, 4000 Shares Issued and
Outstanding, Involuntary Liquidation Preference of $1 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01, Authorized 600,000,000 Shares Issued and Outstanding
53,864,165 share at December 31, 2012 and June 30, 2012	538.6	538.6
Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive income	(2,723.8)	(2,723.8)
Accumulated Deficit	(4,0272.0)	(40,106.9)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,821.40)	(2,656.30)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—
See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Six Months Ended December 31 ,		For the Three Months Ended December 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	(50.0)	(50.0)	(25.0)	(25.0)

(LOSS) FROM OPERATIONS	(50.0)	(50.0)	(25.0)	(25.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(115.1)	(104.1)	(57.6)	(52.0)
Realized losses on marketable securities available for sale	—	(0.4)	—	(0.5)

TOTAL OTHER INCOME (EXPENSE)	(115.1)	(104.5)	(57.6)	(52.5)

NET LOSS	(165.1)	(154.5)	(82.6)	(77.5)

UNDECLARED PREFERRED STOCK DIVIDENDS	(72.8)	(72.8)	(36.4)	(36.4)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(237.9)	$(227.3)	$(119.0)	$(113.9)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES
FOR BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2	53,864.2	53,864.2

BASIC AND DILUTED LOSS PER SHARE	$—	$—	$—	$—

NET INCOME (LOSS)	$(165.1)	$(154.5)	$(82.6)	$(77.5)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	—	(14.3)	—	(47.9)
COMPREHENSIVE INCOME (LOSS)	$(165.1)	$(168.9)	$(82.6)	$(125.4)

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012
(in thousands)

Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2012 (audited)	$ 2.2	$ 990.0	$ 400.0	$ 538.6	$ 38,242.8	$ (2,723.0)	$ (40,106.9)	$ (2,656.3)

-
Net loss							(165.1)	(165.1)

Balance at December 31, 2012 (unaudited)	$ 2.2	$ 990.0	$ 400.0	$ 538.6	$ 38,242.8	$ (2,723.0)	$ (40,272.0)	$ (2,821.4)

See accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31

	2012 (unaudited)	2011 (unaudited)
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(165.1)	$(154.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses on marketable securities	—	0.4

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	165.1	153.5

NET CASH USED IN OPERATING ACTIVITIES	—	(0.6)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(0.6)

CASH AND EQUIVALENTS, beginning of period	—	0.6

CASH AND EQUIVALENTS, end of period	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(unaudited)

(dollars in thousands)

NOTE 1- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying consolidated financial statements as of  December 31, 2012 and for the three months and six months ended December 31, 2012 and 2011 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying consolidated balance sheet as of June 30, 2012 and other information as of June 30, 2012 have been derived from the Company's audited annual financial statements. These consolidated financial statements do not include all disclosures provided in the Company's annual financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2012 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods presented have been made. The results of operations for the six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $2,821.4 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares, and/or raising additional equity, and / or obtaining forbearance of our debt holders. We intend to use our cash as well as other funds, to the extent that they are available on commercially reasonable terms, to finance our activities. Although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require, management believes that it can obtain the additional funds necessary to continue its operations.

NOTE 3- PRINCIPLES OF CONSOLIDATION

The Company has no active business. However, the Company has been involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests and has entered into the software technology industry through the investment in International Microcomputer Software, Inc. (“IMSI”), (n/k/a Broadcaster, Inc).  Since 1982, IMSI ( n/k/a Broadcaster, Inc.) had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. Broadcaster, Inc also operates an Internet entertainment network.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(unaudited)

(dollars in thousands)

NOTE 4- INVESTMENTS IN SECURITIES

The Company had investments and advances in certain marketable and non-marketable debt and equity securities at December 31, 2012 (unaudited) and June 30, 2012 (audited) as follows:

	December 31,012	June 30, 2012
	(unaudited)	(audited)
Broadcaster, Inc at cost	$2,723.0	$2,723.4
Unrealized loss on marketable securities	(2,723.0)	(2,723.0)
Realized losses on marketable securities	—	(0.4)

	$—	$—

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

December 31, 2012

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

The following table presents fair value measurements of investments as of December 31, 2012:

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Investments	$-	$-	$-	$-

There were no changes in investments that use Level 2 inputs for the six months ended December 31, 2012.

As of December 31, 2012, the net unrealized loss on the investments that use Level 2 inputs was $2,723.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

 (unaudited)

(dollars in thousands)

NOTE 5- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 6- NOTES PAYABLE - RELATED PARTIES

At December 31, 2012 (unaudited) and June 30, 2012 (audited) the Company’s long term debt consisted of the following:

	December 31,2012	June 31,2012
	(Unaudited)	(Audited)
Promissory Note with Interest at 15% (1)	$325.0	$325.0
Promissory Notes with Interest at 10% (2)	345.0	345.0
Notes payable to certain former executives and related parties with interest at 10% due on various dates	138.0	138.0
	808.0	808.0
Less: Current portion	808.0	808.0
Long-term portion	$—	$—

(1)	On May 30, 2007, the Company and the lender (“Multi-Mag”) executed Amendment #5 to this Promissory Note to extend the maturity date of the Note to December 31, 2007. The Company and Multi-Mag are currently in negotiations to further extend the due date of the note. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain these extensions, if needed. Interest expense in the amounts of $24.4 was charged to operations in the six months ended December 31, 2012. The note is secured by 200,000 shares of Broadcaster, Inc. common stock.

(2)	Of the $345.0 Secured Promissory Notes, all but three of these note holders whose notes total $195.0 have extended the due dates of their notes to December 31, 2008. There can be no assurance that the Company will be able to obtain further extensions of the due dates of these notes. The remaining three note holders have not agreed to extend. Currently all of these notes are now in default. Interest expense in the amount of $83.6 was charged to operations in the six months ended December 31, 2012. These notes are secured by 373,845 shares of Broadcaster, Inc. common stock.

Because shares of Broadcaster are not readily marketable, these Notes are now under-collateralized.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(unaudited)

(dollars in thousands)

NOTE 7- COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 8- STOCKHOLDERS’ EQUITY

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

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $26,500 and $26,400 as of December 31, 2012 and June 30, 2012, respectively.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. As of December 31, 2012 and June 30, 2012, the Company had accumulated and unpaid dividends of approximately $1,280,600 and $1,238,000, respectively, on this series of preferred stock.

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock are convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock. The amount of accumulated and unpaid dividends was approximately $855,000 and $825,000 as of December 31, 2012 and June 30, 2012, respectively.

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

 RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2012 Compared To The Three Month Period Ended December 31, 2011.

Net loss of $82,600 in the three month period ended December 31, 2012 was slightly higher than the net loss of $77,500 in the comparable 2011 period, principally due to higher interest expense.

Six Month Period Ended December 31, 2012 Compared To The Six Month Period Ended December 31, 2011.

Net loss of $165,100 in the six month period ended December 31, 2012 was slightly higher than the net loss of $154,500 in the comparable 2011 period, principally due to higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $2,821,400 at December 31, 2012, compared to current liabilities exceeding its current assets by $2,656,300 at June 30, 2012. The change in this financial condition was principally the result of continued operating losses, principally the result of interest expense and other administrative costs.

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

The consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and equity deficit of $2,821,400, and the fact that we are in default of our notes payable, the Company’s ability to obtain resources sufficient to continue to meet obligations as they come due is dependent on raising cash by raising additional equity; and obtaining forbearance of our debt holders. However the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

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

Item 1A. Risk Factors

No required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

None.

Item 3. Defaults upon Senior Securities

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $26,500 and $26,400 as of December 31, 2012 and June 30, 2012, respectively.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. As of December 31, 2012 and June 30, 2012, the Company had accumulated and unpaid dividends of approximately $1,280,600 and $1,238,000, respectively, on this series of preferred stock.

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock are convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock. The amount of accumulated and unpaid dividends was approximately $855,000 and $825,000 as of December 31, 2012 and June 30, 2012, respectively.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION

Dated: February 20, 2013	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Vincent De Lorenzo
Name: Vincent De Lorenzo
Title: Chief Financial Officer