Form 10-Q
period 2013-03-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2013-05-20
CIK 1016951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2013, there were 53,864,165 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

PART I —

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

FOR THE THREE MONTHS ENDED

March 31, 2013

PART 1---FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

ASSETS

	March 31, 2013	June 30, 2012
	(unaudited)	(audited)
	(in thousands)
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Investments in securities	-	-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses and other liabilities	$777.9	$702.9
Accrued interest	1,317.8	1,145.3
Notes payable--related parties	808.1	808.1
TOTAL CURRENT LIABILITIES	2,903.8	2,656.3

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock 15,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 9,900 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	990.0	990.0
Series D, Par Value $100 ; 4,000 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	400.0	400.0
Common Stock, Par Value $.01; Authorized 600,000,000 Shares; Issued and Outstanding:
53,864,165 Shares at March 31, 2013 and June 30 , 2012	538.6	538.6
Additional paid in capital	38,242.8	38,242.8
Accumulated other comprehensive loss	(2,723.0)	(2,723.0)
Accumulated deficit	(40,354.4)	(40,106.9)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,903.8)	(2,656.3)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Nine Months Ended March 31 ,		For the Three Months Ended December 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	(75.0)	(75.0)	(25.0)	(25.0)

(LOSS) FROM OPERATIONS	(75.0)	(75.0)	(25.0)	(25.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(172.5)	(156.2)	(57.4)	(52.1)
Realized losses on marketable securities available for sale	—	(0.4)	—	—

TOTAL OTHER INCOME (EXPENSE)	(172.5)	(156.6)	(57.4)	(52.1)

NET LOSS	(247.5)	(231.6)	(82.4)	(77.1)
	—
UNDECLARED PREFERRED STOCK DIVIDENDS	(109.1)	(109.1)	(36.3)	(36.4)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(356.6)	$(340.7)	$(118.7)	$(113.5)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES
FOR BASIC AND DILUTED EARNINGS PER SHARE	53,864.2	53,864.2	53,864.2	53,864.2

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NET INCOME (LOSS)	$(247.5)	$(231.6)	$(82.4)	$(77.1)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	—	(17.3)	—	(3.0)
COMPREHENSIVE INCOME (LOSS)	$(247.5)	$(248.9)	$(82.4)	$(80.1)

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2013
(in thousands)

Accumulated
					Additional	Other
	Preferred Stock			Common	Paid-in	Comprehensive	Accumulated
	Series A	Series C	Series D	Stock	Capital	Operations	Deficit	Total

Balance at June 30, 2012 (audited)	$ 2.2	$ 990.0	$ 400.0	$ 538.6	$ 38,242.8	$ (2,723.0)	$ (40,106.9)	$ (2,656.3)

-
Net loss							(247.5)	(247.5)

Balance at March 31, 2013 (unaudited)	$ 2.2	$ 990.0	$ 400.0	$ 538.6	$ 38,242.8	$ (2,723.0)	$ (40,354.4)	$ (2,903.8)
See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31

	2013 (unaudited)	2012 (unaudited)
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(247.5)	$(231.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Net realized losses on marketable securities	—	0.4

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	247.5	230.6

NET CASH USED IN OPERATING ACTIVITIES	—	(0.6)

NET CASH PROVIDED BY INVESTING ACTIVITES:	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$(0.6)

CASH AND EQUIVALENTS, beginning of period	—	0.6

CASH AND EQUIVALENTS, end of period	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

($’s in thousands)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying condensed consolidated financial statements as of  March 31, 2013 and for the nine months ended March 31, 2013 and 2012 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying condensed consolidated balance sheet as of June 30, 2012 and other information as of June 30, 2012 have been derived from the Company's audited annual financial statements. These condensed consolidated financial statements do not include all disclosures provided in the Company's annual financial statements. The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the year ended June 30, 2012 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods presented have been made. The results of operations for the nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $2,903.8 and are in default of our notes payable. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through the sale of Broadcaster, Inc. shares, and/or raising additional equity, and/or obtaining forbearance of our debt holders. We intend to use our cash as well as other funds, to the extent that they are available on commercially reasonable terms, to finance our activities. Although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require, management believes that it can obtain the additional funds necessary to continue its operations.

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

NOTE 4- INVESTMENTS IN SECURITIES

The Company had an investment in the common stock of Broadcaster, Inc. at March 31, 2013 (unaudited) and June 30, 2012 (audited) on which it has recognized an unrealized loss for the entire cost of $2,723.0.

Generally Accepted Accounting Principles in the United States (‘GAAP’) includes a framework for measuring fair value and disclosing fair value measurements.  Under GAAP, fair value is the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. In determining the fair value of its financial instruments, GAAP requires the Company to assume that the portfolio investment is sold in a principal market between market participants, or in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

($’s in thousands)

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

The following table presents fair value measurements of investments as of March 31, 2013:

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Investments	$-	$-	$-	$-

There were no changes in investments that use Level 2 inputs for the nine months ended March 31, 2013. As of March 31, 2013, the net unrealized loss on the investments that use Level 2 inputs was $2,723.0

NOTE 5- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses of the Company.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

 (unaudited)

($’s in thousands)

NOTE 6- NOTES PAYABLE - RELATED PARTIES

At March 31, 2013 (unaudited) and June 30, 2012 (audited) the Company’s long term debt consisted of the following:

	March 31, 2013	June 30, 2012
	(Unaudited)	(Audited)
Promissory Note with Interest at 15% (1)	$325.0	$325.0
Promissory Notes with Interest at 10% (2)	345.0	345.0
Notes payable to certain former executives and related parties
with interest at 10%, due on various dates	138.1	138.1
	808.1	808.1
Less: Current portion	808.1	808.1
Long-term portion	$-0-	$-0-

(1)	On May 30, 2007, the Company and the lender (“Multi-Mag”) executed Amendment #5 to this Promissory Note to extend the maturity date of the Note to December 31, 2007. Although extensions were obtained in the past, there can be no assurance that the Company will be able to obtain further extensions. Interest expense in the amount of $36.6 was charged to operations in the nine months ended March 31, 2013. The note is secured by 200,000 shares of Broadcaster, Inc. common stock.

(2)	Of the $345.0 Secured Promissory Notes, all but three of these note holders whose notes total $195.0 have extended the due dates of their notes to December 31, 2008. There can be no assurance that the Company will be able to obtain further extensions of the due dates of these notes. These notes are currently in default. Interest expense in the amount of $125.5 was charged to operations in the nine months ended March 31, 2013. These notes are secured by 373,845 shares of Broadcaster, Inc. common stock.

Because shares of Broadcaster, Inc. are not readily marketable, these Notes are now under-collateralized.

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

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable only if and when the Company declares a dividend. The Company has never paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

 (unaudited)

($’s in thousands)

The amount of accumulated and unpaid dividends was approximately $26.6 and $26.4 as of March 31, 2013 and June 30, 2012, respectively.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. As of March 31, 2013 and June 30, 2012, the Company had accumulated and unpaid dividends of approximately $1,301.9 and $1,238.0, respectively, on this series of preferred stock.

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock are convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock. The amount of accumulated and unpaid dividends was approximately $870.0 and $825.0 as of March 31, 2013 and June 30, 2012, respectively.

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

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2013 Compared To The Three Month Period Ended March 31, 2012.

Net loss of $82,400 in the three month period ended March 31, 2013 was slightly higher than the net loss of $77,100 in the comparable 2012 period due to compounding interest on outstanding debt.

Nine Month Period Ended March 31, 2013 Compared To The Nine Month Period Ended March 31, 2012.

Net loss of $247,500 in the nine month period ended March 31, 2013 was slightly higher than the net loss of $231,600 in the comparable 2012 period, principally due to compounding interest on outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $2,903,800 at March 31, 2013, compared to current liabilities exceeding its current assets by $2,656,300 at June 30, 2012. The change in this financial condition was principally the result of continued operating losses, principally the result of interest expenses and other administrative costs.

Since the Company is inactive, and its interest in Broadcaster, Inc. is not presently contemplated to provide funds in any manner (e.g. sales of shares; borrowings; dividends; etc.), the Company can only depend on funding from third parties, of which there can be no assurance.

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

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and equity deficit of $2,903,800, and the fact that we are in default of our notes payable, the Company’s ability to obtain resources sufficient to continue to meet its obligations as they come due is dependent on raising cash by issuing additional equity; and obtaining forbearance of our debt holders. However, the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

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

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

None.

Item 3. Defaults upon Senior Securities

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $26,600 and $26,400 as of March 31, 2013 and June 30, 2012, respectively.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. As of March 31, 2013 and June 30, 2012, the Company had accumulated and unpaid dividends of approximately $1,301,900 and $1,238,000, respectively, on this series of preferred stock.

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividend with respect to the Series D Preferred Stock. The 4,000 outstanding shares of Series D Preferred Stock are convertible into 400,000 shares of Common Stock for no additional consideration at the option of the holder of the stock. The amount of accumulated and unpaid dividends was approximately $870,000 and $825,000 as of March 31, 2013 and June 30, 2012, respectively.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION

Dated: May 20, 2013	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Skuli Thorvaldsson
Name: Skuli Thorvaldsson
Title: Chief Financial Officer