Form 10-K
period 2013-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2013-10-21
CIK 1016951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the fiscal year ended June 30, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from: _____________ to _____________

Digital Creative Development Corporation

(Exact name of registrant as specified in its charter)

Utah	000-22315	34-1413104
(State or other jurisdiction of incorporation or organization)	Commission file number:	(I.R.S. Employer Identification No.)

720 Fifth Avenue, New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 247-0581
Registrants telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant s most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

There were 127,170,667 outstanding shares of the registrant’s common stock as of October 15, 2013.

PART I

ITEM	1. BUSINESS.

General

Digital Creative Development Corporation (the “Company”) was principally engaged in creating and providing media content to businesses and consumers as well as managing its ownership interest in Broadcaster, Inc. (“Broadcaster”), formerly known as International Microcomputer Software, Inc. (“IMSI”). Prior to this, the Company’s primary business was the operation, franchising, ownership and development of fast food restaurant concepts. Currently the Company does not have existing operations.

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

The Company cannot make assurances that it will make any acquisitions or business combinations or that it will be able to obtain financing for such acquisitions or combinations. If any acquisitions or combinations are made, the Company cannot make assurances that it will be able to successfully integrate the acquired or combined business into operations or that the acquired or combined business will perform as expected. Furthermore, Federal and state tax laws and regulations have a significant impact upon the structuring of transactions. Management will evaluate the possible tax consequences of any prospective transaction and will endeavor to structure a transaction so as to achieve the most favorable tax treatment. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the tax treatment of a particular consummated transaction. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a transaction, there may be adverse tax consequences to us, a target business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular transaction, which could be effected through various forms by a merger, consolidation or stock or asset acquisition. Pending negotiation and consummation of a transaction, the Company anticipates that it will have, aside from carrying on its search for a transaction partner, no business activities, and, thus, no source of revenue. Should the Company incur any significant liabilities prior to a combination with a Target Business, it may not be able to satisfy, without additional financing, such liabilities as are incurred.

Employees

As of June 30, 2013 and through the present, the Company has no employees. Gary Herman, the Company’s Chairman, Chief Executive Officer, President and Secretary and Skuli Thorvaldsson the Company’s Interim Chief Financial Officer serve on a management consulting basis.

Mr. Thorvaldsson became Interim Chief Financial Officer effective May 1, 2013, upon the sudden passing of the Company’s former Chief Financial Officer, Vincent De Lorenzo.

Acquisitions

The Company has never held itself out as an investment company. Its historical development had been focused almost exclusively on restaurant, software and digital entertainment businesses. Although the Company continues to search for candidates with which to enter into business combinations or strategic transactions, it does not have an operating business except for its ownership interest in Broadcaster, Inc. As of September 27, 2013 the Company owns approximately 3,000,000 shares of common stock of Broadcaster, or approximately 9.0% of the total outstanding shares. An additional 225,000 shares of common stock, or approximately 0.43% of Broadcaster, Inc. is beneficially owned by Gary Herman, the Company’s Chairman, and 1,378,975 shares of common stock, or approximately 4.1% of Broadcaster, Inc. is beneficially owned by Bruce Galloway, the Company’s former chairman. Furthermore, 2,871,527 shares of common stock, or approximately 8.5% are owned by Strategic Turnaround Equity Partners, LP (Cayman) an investment fund co-managed by the Company’s Chairman.

The Investment Company Act of 1940 (the “Act” ) was primarily meant to regulate investment companies, which generally include families of mutual funds of the type offered by the Fidelity and Vanguard organizations, to pick two of many, closed-end investment companies that are traded on the public stock markets, and certain non-managed pooled investment vehicles such as unit investment trusts. These entities are in the business of investing, reinvesting and trading in securities and generally own relatively diversified portfolios of publicly traded securities that are issued by companies not controlled by these entities. A company can, either deliberately or inadvertently, come to have the defining characteristics of an investment company within the meaning of the Act without proclaiming that fact or being willing to voluntarily submit itself to regulation as an acknowledged investment company. The Act and rules under it contain provisions to differentiate true operating companies from companies that may be considered to have sufficient investment-company-like characteristics to require regulation by the Act s complex procedural and substantive requirements. These provisions apply to companies that own or hold securities, as well as companies that invest, reinvest and trade in securities, and particularly focus on determining the primary nature of a Company’s activities, including whether an investing company controls and does business through the entities in which it invests or, instead, holds its securities investments passively and not as part of an operating business. For instance, under what is, for most purposes, the most liberal of the relevant tests, a company may become subject to the Act’s registration requirements if it either holds more than 45% of its assets in, or derives more than 45% of its income from, investments in companies that the investor does not primarily control or through which it does not actively do business. In making these determinations the Act generally requires that a Company’s assets be valued on a current fair market value basis, determined on the basis of securities public trading price or, in the case of illiquid securities and other assets, in good faith by the Company’s board of directors.

The Company has a significant position in Broadcaster, Inc. and believes that it has a minimum of one year after it no longer controls Broadcaster to comply with the provisions of the Act since it no longer controls Broadcaster.

In 2012, Broadcaster withdrew its registration of securities under the Securities Exchange Act of 1934 with the Securities and Exchange Commission.

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

In the absence of exemptions granted by the SEC (which are discretionary in nature and require the SEC to make certain findings), the Company would be required either to register as a closed-end investment company or a business development company under the Act. If the Company elects to register as a closed-end investment company under the Act, a number of significant requirements will be imposed upon the Company, including limits on the values of its investment securities as a percentage of its total assets, the make-up of its board of directors and transactions with affiliates. In order to comply with the Act, the Company may need to acquire additional operating assets that would have a material effect on the Company’s operations. There can be no assurance that the Company could identify such operating assets to acquire or could successfully acquire such assets. Any such acquisition could result in the Company issuing additional shares that may dilute the equity of the Company’s existing stockholders, and/or result in the Company incurring additional indebtedness, which could have a material impact on the Company’s balance sheet and results of operations. Any of the above risks could result in a material adverse effect on the Company’s results of operations and financial condition.

ITEM	1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM	1B. UNRESOLVED STAFF COMMENTS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM	2. PROPERTIES.

The Company's principal executive offices are located at 720 Fifth Avenue, 10th Floor New York, NY 10019. The Company is utilizing office space of its Chief Executive Officer at no cost to the Company until an acquisition or business transaction is consummated. The amount of office space currently utilized by the Company is not significant.

ITEM	3. LEGAL PROCEEDINGS.

The Company and its subsidiaries are from time to time involved in ordinary and routine litigation. At present, there is no litigation.

ITEM	4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM	5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth the high and low prices for the periods indicated as reported by the National Daily Quotation Service, Inc. between dealers and do not include retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions, as reported by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. On September 27, 2013 the closing price of the Company’s shares was $.01/share.

	High	Low
2012 Fiscal Year
First Quarter	$ 0.02	$ 0.02
Second Quarter	$ 0.02	$ 0.02
Third Quarter	$ 0.02	$ 0.01
Fourth Quarter	$ 0.01	$ 0.01

2013 Fiscal Year
First Quarter	$ 0.02	$ 0.00
Second Quarter	$ 0.03	$ 0.01
Third Quarter	$ 0.02	$ 0.01
Fourth Quarter	$ 0.03	$ 0.00

The Common Stock was recorded on the OTC Bulletin Board with the symbol “DCDC”. In May 2009, the Company's stock was delisted from the OTC Bulletin Board due to its failure to timely file its Form 10-QSB with the Securities and Exchange Commission.

The stock is now traded on the Pink Sheets. On September 27, 2013 the number of record holders of the Company's Common Stock was 484.

Dividends

In November and December 1997, the Company consummated a private placement with respect to equity units consisting of shares of its Series C Preferred Stock and warrants to purchase shares of common stock for aggregate proceeds of $990,000. The Company sold 9,900 shares of Series C Preferred Stock with warrants to purchase 148,500 shares of common stock attached. The preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100/share plus accrued and unpaid dividends, at any time. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semi-annually, if and when the Board declares a dividend. On April 30, 2013, the holders of an aggregate of 9,400 shares of the Company’s Series C Preferred Stock, representing 95% of the total number of outstanding shares of Series C Preferred, converted their shares of Series C Preferred into an aggregate of 25,509,721 shares of the Company’s Common Stock. The Company declared a dividend payable of $66,113 for the remaining holders who had not converted their Series C Preferred Shares.

On September 28, 1998, the Company sold 4,000 shares of Series D Preferred Stock and Common Stock Purchase Warrants with gross proceeds of an aggregate amount of $400,000. The preferred stock is convertible into 400,000 shares of common stock. The holders of the preferred stock are entitled to a cumulative dividend of 15% per annum, payable semi-annually, if and when the Board declares a dividend. On April 30, 2013, the holders of an aggregate of 4,000 shares of the Company’s Series D Preferred Stock, representing 100% of the total number of outstanding shares of Series D Preferred, converted their shares of Series D Preferred into an aggregate of 14,899,747 shares of the Company’s Common Stock.

To date, the Company has been current with dividends due to preferred shareholders, except for the Series A Preferred stock; the Company has not paid any dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. No dividends may be distributed with respect to the Common Stock so long as there are accrued and unpaid dividends on any Preferred Stock. The amount of accumulated and undeclared dividends on the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock was approximately $6,600 as of June 30, 2013.

ITEM	6. SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM	7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Financial Statements and Notes thereto.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

The financial and business analysis below provides information that the Company believes is relevant to an assessment and understanding of the Company's consolidated financial condition, changes in financial condition, and results of operations. This financial and business analysis should be read in conjunction with the condensed consolidated financial statements and related notes.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain matters and statements made in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. All such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these forward-looking statements by words such as "anticipates," "may," "believes," "estimates," "projects," "expects" "intends," and words of similar import. In addition to the statements included in this Annual Report on Form 10-K, the Company and its representatives may from time to time make other oral or written forward-looking statements. All forward-looking statements involve certain assumptions, risks and uncertainties that could cause actual results to differ materially from those included in or contemplated by the statements. These assumptions, risks, and uncertainties include, but are not limited to, general business conditions, including the timing or extent of any recovery of the economy, the highly competitive nature of the industry in which the Company operates and other risks and uncertainties. All such forward-looking statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties, and therefore, those statements may turn out to be incorrect. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. All forward-looking statements are made as of the date of filing or publication. We undertake no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures the Company makes in future filings with the Securities and Exchange Commission or in any of its press releases. This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and those actual events or results may differ materially.

Results of Operations Fiscal 2013 and Fiscal 2012

The Company had no operating revenues in fiscal years 2013 or 2012. General and administrative expenses were $120K and $100K in the respective 2013 and 2012 fiscal years; the increase of $20K is due to the audit fees. Other income (expenses) increased $150K from $209K in 2012 to $359K in 2013. The increase was mostly due to two offsetting non-cash activities: (1) the Company realized a gain of $2.56M on settling notes payable and accrued expenses with the issuance of shares of common stock and (2) the Company determined that the unrealized loss on available for sale marketable securities is other than temporary and reclassified the $2.72M from other comprehensive income to the statement of operations. To a lesser degree, interest decreased $14K due to the settlement occurring two months before June 30, 2013. The Company continues to search for a business it deems suitable for acquisition or similar transaction.

New Accounting Standards

There are no recently issued accounting pronouncements that are not yet effective that are expected to have a material impact on the Company’s financial position, results of operations, or disclosures in the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current liabilities exceeded its current assets by $149,098 at June 30, 2013, compared to current liabilities exceeding its current assets by $2,656,300 at June 30, 2012. The change in working capital is primarily the result of continuing operating losses, which was partially offset by the conversion of the Company’s 10% promissory notes, 15% promissory note and various notes to affiliates as well as vendors into 32,897,034 shares of the Company’s common stock (see below). Current and Total Liabilities were $149,098 and $2,656,300 at June 30, 2013 and 2012, respectively.

In April 2003, the Company issued $345,000 of secured promissory notes with interest at 10% to a group of seven investors. On April 30, 2013, all of these notes and accrued and unpaid interest, which amounted to $1,260,836, were converted into 14,734,222 shares of the Company’s common stock which had a market value of $147,342. For the year ended June 30, 2013, the Company recognized a gain on the settlement of $1,113,494 from this transaction.

On September 18, 2003, the Company entered into a 15% one-year note (the “Note”) with IMSI (n/k/a “Broadcaster”) whereby the Company borrowed $350,000. On January 5, 2005, Broadcaster sold and assigned the Note, which then had a principal amount of $325,000, to Mag-Multi Corporation ("Mag-Multi"). On April 30, 2013, Mag-Multi converted the Note and accrued and unpaid interest, which amounted to $607,971 into 7,152,246 shares of the Company’s common stock which had a market value of $71,522. For the year ended June 30, 2013, the Company recognized a gain on the settlement of $536,449 from this transaction.

The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s equity investments are concentrated in Broadcaster, Inc. At June 30, 2013, 100% of the total fair value of equity investments was concentrated in Broadcaster, Inc. The Company’s present preferred strategy is to hold equity investments for trading purposes and for long-term strategic purposes. Thus, the Company’s management is not necessarily troubled by short term equity price volatility with respect to its investments provided that the underlying business, economic and management characteristics of the investees remain favorable. The carrying values of investments subject to equity price risks are based on quoted market prices or management s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. Insofar as the Company’s liabilities are concerned, all loans to the Company have been made with fixed interest rates, and, accordingly, the market risk to the Company prior to the maturity of those instruments is minimal.

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are filed as part of this Annual Report on Form 10-K.

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM	9A. CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of June 30, 2013 have not been designed and are not functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rule and forms. We are, however, working diligently on having these requirements met.

A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, an no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Management’s Report on Internal Control Over Financial Reporting.

(a)   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of June 30, 2013 and for the period then ended.

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(b)   There has been no change in our internal control over financial reporting identified in an evaluation thereof that occurred during the fourth quarter of fiscal 2013 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM	9B. OTHER INFORMATION.

None.

PART III

ITEM	10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.
Name	Age	Position

Gary Herman	49	Chairman of the Board, Chief Executive Officer, and Secretary

Skuli Thorvaldsson	71	Director, Chief Financial Officer, and Treasurer

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

Skuli Thorvaldsson

Mr. Thorvaldsson has been a member of the Board of Directors since May 1996. On May 1, 2013, Mr. Thorvaldsson was elected Chief Financial Officer due to the sudden death of the Company’s former Chief Financial Officer. Previously, Mr. Thorvaldsson was the Company’s Chief Financial Officer from February 2002 to July 2007. Mr. Thorvaldsson is a private entrepreneur/investor. From 1980 to 2003, Mr. Thorvaldsson was the Chief Executive Officer of the Hotel Holt in Reykjavík, Iceland. He is a director of Holt Holdings S.A., a Luxembourg-based investment company. Mr. Thorvaldsson graduated from the Commercial College of Iceland and the University of Barcelona and holds a law degree from the University of Iceland.

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

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representations from certain reporting persons that no reports were required, the Company believes that during fiscal year ended June 30, 2013 all filing requirements were met.

ITEM	11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of its Chief Executive Officer and the other named executive officers of the Company for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended June 30, 2013, 2012 and 2011.

(a) Summary Compensation Table

Name and					Restricted	Securities
Principal				Other Annual	Stock	Underlying	LTIP	All Other
Position	Year	Compensation	Bonus	Compensation	Awards	Options	Payouts	Compensation

Gary Herman	2013	$40	$-	$-	$-	$-	$-	$-
CEO	2012	$40	$-	$-	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-	$-	$-

Vincent DeLorenzo*	2013	$60	$-	$-	$-	$-	$-	$-
Former CFO	2012	$60	$-	$-	$-	$-	$-	$-
	2011	$60	$-	$-	$-	$-	$-	$-

Skuli Thorvaldsson*	2013	$-	$-	$-	$-	$-	$-	$-
Interim CFO

*On May 1, 2013, the Company’s Board elected Mr. Thorvaldsson as the Company’s Interim Chief Financial Officer due to the sudden death of Mr. De Lorenzo.

Executive Compensation

GH Ventures LLC, an entity of which Gary Herman is the sole member, provides services as the Company's Chairman, Chief Executive Officer, Secretary and management consultant. Due to the limited available working capital of the Company, he has received minor compensation since taking office in January 2002. Although Mr. Herman does not receive any recurring compensation, he is compensated from time to time for his services as funds are available.

VDL Associates LLC, an entity of which Vincent De Lorenzo was the sole member, provided services as the Company’s Former Chief Financial Officer. Although the Company has accrued his compensation, Mr. De Lorenzo has not received any recurring compensation.

Mr. Thorvaldsson is the Company's Interim Chief Financial Officer. He has not received any recurring compensation and is compensated from time to time for his services as funds are available.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of September 27, 2013 with respect to officers, directors and persons who are known by the Company to be beneficial owners of more than 5% of the Company's Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Shareholder	Shares	Percentage
Bruce R. Galloway (1)	13,466,898	10.59%
Skuli Thorvaldsson (2)	18,971,970	14.92%
Gary Herman (3)	5,394,638	4.24%
James and Alexander Goren	12,514,718	9.84%
Officers and Directors as a group	24,366,608	19.16%

Total Outstanding shares	127,170,667	100.00%

(1)	Consists of (i) 11,926,494 common shares owned directly by Mr. Galloway, (ii) 1,040,404 common shares owned by Jacombs Investments, Ltd. for which Mr. Galloway has the power to vote and dispose and (iii) 500,000 shares held by Mr. Galloway’s children for whom Mr. Galloway has the discretion to vote and dispose.

(2)	Consists of 1,250,000 common shares owned directly by Mr. Thorvaldsson and (ii) 17,721,970 common shares owned by NTS Financial Services for which Mr. Thorvaldsson has the power to vote and dispose.

(3)	Consists of 873,745 common shares held by GH Ventures, LLC which Mr. Herman is sole owner and beneficiary, (ii) 220,302 common shares held by GCM Administrative Services LLC for which Mr. Herman has the discretion to vote and dispose, (iii) 980,216 common shares held by Galloway Capital Management, LLC for which Mr. Herman has the discretion to vote and dispose and (iv) 3,320,375 common shares held by an investment fund Strategic Turnaround Equity Partners, LP (Cayman)(“STEP”) which is managed by Galloway Capital Management, LLC. Mr. Herman, a managing member of Galloway Capital Management, LLC disclaims beneficial ownership of the shares held by STEP except to the extent of being a limited partner in STEP for which Mr. Herman has the discretion to vote and dispose.
ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal year ended June 30, 2013, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements described herein.

ITEM	14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Rosen Seymour Shapss Martin & Company LLP for the audit of our annual financial statements and fees for other services for the fiscal years ended June 30, 2013 and 2012. These fees are categorized as audit fees, audit related fees, tax fees and all other fees. The nature of the services provided in each category is described following the table.

	Fiscal	Fiscal
	2013	2012
Fee Category
Audit fees: (1)	$37,689	$23,993

Audit related fees: (2)	None	None

Tax fees: (3)	None	None

All other fees: (4)	2,650	None

Total	$40,339	$23,993

1.	Audit fees. These fees generally consist of professional services rendered for the audits of the financial statements of the Company and its internal control over financial reporting, quarterly reviews, consents, income tax provision procedures and assistance with and review of documents filed with the SEC.
2.	Audit-related fees. These fees generally consist of assurance and other services related to the performance of the audit or review of the Company’s financial statements or that are traditionally performed by the independent registered public accounting firm, issuance of consents, due diligence related to acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
3.	Tax fees. These fees generally relate primarily to tax compliance, including review and preparation of corporate tax returns, assistance with tax audits, review of the tax treatment for certain expenses and tax due diligence relating to acquisitions. They also include fees for state and local tax planning and consultations with respect to various tax matters.
4.	All other fees. These fees generally consist of reviews for compliance with various government regulations, risk management and treasury reviews and assessments and audits of various contractual arrangements.

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

Our Board of Directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to our Board of Directors at its next scheduled meeting. Our Board has determined that the services rendered by Rosen Seymour Shapss Martin & Company, LLP are compatible with maintaining their independence as the Company’s principal accountants and independent auditors.

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

(1)	Consolidated Financial Statements:	Page Number from this Form 10-K
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets - June 30, 2013 and 2012	F-2
	Consolidated Statements of Operations and Comprehensive Loss - years ended June 30, 2013 and 2012	F-3
	Consolidated Statements of Stockholders' Deficit - years ended June 30, 2013 and 2012	F-4
	Consolidated Statements of Cash Flows - years ended June 30, 2013 and 2012	F-5
	Notes to Consolidated Financial Statements	F-6

(2)	Consolidated Financial Statement Schedules:
None

(3)	Exhibits:
A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index on page 11 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2013	Digital Creative Development Corporation
By: /s/ Gary Herman
Gary Herman
Chief Executive Officer

Date: October 15, 2013	Digital Creative Development Corporation
By: /s/ Skuli Thorvaldsson
Skuli Thorvaldsson
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary Herman	Chairman of the Board and Chief Executive Officer	October 15, 2013
Gary Herman	(Principal Executive Officer)

/s/ Skuli Thorvaldsson	Director and Interim Chief Financial Officer	October 15, 2013
Skuli Thorvaldsson	(Principal Accounting Officer)

DIGITAL CREATIVE DEVELOPMENT CORPORATION
EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1.1	Certificate of Incorporation. (1)
3.1.2	Agreement and Plan of Reorganization and First Addendum dated December 5, 1983. (1)
3.1.3	Certificate of Merger dated January 23, 1984. (1)
3.1.4	Articles of Merger dated January 27, 1984. (1)
3.1.5	Articles of Amendment to Articles of Incorporation dated January 27, 1984. (1)
3.1.6	Amendment to Articles of Incorporation dated January 27, 1986. (1)
3.1.7	Articles of Amendment to Articles of Incorporation dated June 28, 1996. (1)
3.1.8	Articles of Amendment to Articles of Incorporation dated July 31, 2000. (2)
3.2	Bylaws. (1)
4.2	Certificate of Designation of Series A Preferred Stock. (1)
4.10	Certificate of Designation of Series B Preferred Stock. (1)
4.4	Certificate of Designation of Series C Preferred Stock of Warrant to Burnham Securities Inc. (1)
4.5	Certificate of Designation of Series D Preferred Stock. (1)
10.1	Form of Stock Option to Employees. (1)
10.2	Form of agreement with holders of Series A Preferred Stock. (1)
10.3	Assignment Agreement of the Promissory Note between the Company, International Microcomputer Software, Inc. and Mag-Multi Corporation dated as of February 3, 2005. (3)
10.4	Amendment No.2 to the Promissory Note in favor of Mag-Multi dated June 5, 2005. (3)
10.5	Code of Ethics. (4)
10.6	Amendment No. 3 to the Promissory Note in favor of Mag-Multi dated December 14, 2005. (5)
10.7	Amendment No. 4 to the Promissory Note in favor of Mag-Multi dated May 31, 2006. (5)
10.8	Amendment No. 5 to the Promissory Note in favor of Mag-Multi dated May 30, 2007. (5)
10.9	Form of Conversion Agreement and General Release dated April 30, 2013, between Digital Creative Development Corporation and Goren Bros, LP. (6)
10.10	Form of Conversion Agreement and General Release dated April 30, 2013, between Digital Creative Development Corporation and GCM Administrative Services. (6)
10.11	Form of Conversion Agreement and General Release dated April 30, 2013, between Digital Creative Development Corporation and Lieyrissjodurinn Hlif. (6)
10.12	Form of Conversion Agreement and General Release dated April 30, 2013, between Digital Creative Development Corporation and Mag-Multi Corporation. (6)
21	List of Subsidiaries. (2)
31.1	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a). (6)
31.2	Certifications Pursuant to Rule 13(a)-14(a)/15(d)-14(a). (6)
32.1	Section 1350 Certifications. (6)
32.2	Section 1350 Certifications. (6)

(1)	Previously Filed with Form 10-SB Declared Effective on August 12, 1997.
(2)	Previously filed with Form 10-KSB for the fiscal year ended June 30, 2000.
(3)	Previously filed with Form 10-KSB for the fiscal year ended June 30, 2002.
(4)	Previously filed with Form 10-KSB for the fiscal year ended June 30, 2004.
(5)	Previously filed with Form 10-KSB for the fiscal year ended June 30, 2005.
(6)	Filed herewith.

DIGITAL CREATIVE DEVELOPMENT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders Digital Creative Development Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Digital Creative Development Corporation and Subsidiary as of

June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders' deficit, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Creative Development Corporation and Subsidiary as of June 30, 2013 and 2012, and the result of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations and a net capital and equity deficiency of approximately $149,000 that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

October 15, 2013	Digital Creative Development Corporation
By: /s/ Rosen Seymour Shapss Martin & Company LLP

Rosen Seymour Shapss Martin & Company LLP
Certified Public Accountants

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2013	June 30, 2012
	(in thousands)

CURRENT ASSETS
TOTAL CURRENT ASSETS	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses and other liabilities	$82.9	$702.9
Dividends payable	66.1	—
Accrued interest	—	1145.3
Notes payable--related parties	—	808.1
TOTAL CURRENT LIABILITIES	149.0	2,656.3

STOCKHOLDERS' DEFICIT
Preferred Stock 15,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 500 and 9,900 Shares Issued and Outstanding at
June 30, 2013 and 2012; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	50.0	990.0
Series D, Par Value $100 ; None and 4,000 Shares Issued and Outstanding at
June 30, 2013 and 2012; Involuntary Liquidation Preference of $100 Per Share
Plus Accrued and Unpaid Dividends	—	400.0
Common Stock, Par Value $.01; Authorized 600,000,000 Shares; Issued and Outstanding:
127,170,667 and 53,864,165 Shares at June 30, 2013 and 2012	1,271.7	538.6
Additional paid in capital	41,296.6	38,242.8
Accumulated other comprehensive loss	—	(2,723.0)
Accumulated deficit	(42,769.5)	(40,106.9)
TOTAL STOCKHOLDERS' DEFICIT	(149.0)	(2,656.3)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

 See Accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED JUNE 30,

	2013	2012
	(in thousands)

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	120.0	100.0

LOSS FROM OPERATIONS	(120.0)	(100.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	(193.7)	(208.3)
Gain on settlement of debt and accrued expense	2,558.1	—
Realized losses on marketable securities available for sale	(2,723.0)	(0.4)

TOTAL OTHER INCOME (EXPENSE)	(358.6)	(208.7)

NET LOSS	(478.6)	(308.7)

UNDECLARED PREFERRED STOCK DIVIDENDS	(0.2)	(145.5)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(478.8)	$(454.2)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR BASIC AND DILUTED LOSS PER SHARE	66,082.0	53,864.2

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

NET LOSS	(478.6)	(308.7)
Other comprehensive income (loss)	—	—
Unrealized gain (loss) on marketable securities	2,723.0	(17.3)
Comprehensive income (loss)	$2,244.4	$(326.0)

See Accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(in thousands)

		Preferred				Accumulated
		Stock			Additional	other
	Series	Series	Series	Common	Paid-in	Comprehensive
	A	C	D	Stock	Capital	Loss	Deficit	Total

Balance at June 30, 2011	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,603.3)	$(39,798.2)	$-2227.9

Unrealized loss on investments						(119.7)		(119.7)

Net loss							(308.7)	(308.7)

Balance at June 30, 2012	$2.2	$990.0	$400.0	$538.6	$38,242.8	$(2,723.0)	$(40106.9)	$(2656.3)

Conversion of notes & loans payable				251.4				251.4
Conversion of preferred stock		(940.0)	(400)	404.1	3,053.8			2,117.90
Declared dividend Series C and							(2,184.0)	(2,184.0)
Series D preferred shares
Settlement of other liabilities				77.6				77.6
Realization of deferred loss on marketable securities						2,723.0		2,723.0
Net loss							(478.6)	(478.60)
Balance at June 30, 2013	$2.2	$50.0	$—	$1271.7	$41,296.6	$—	$(42769.5)	$(149)

See Accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(478.6)	$(308.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized losses on marketable securities available for sale	2,723.0	0.4
Gain on settlement of debt and accrued expenses	(2,558.1)	—

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	313.7	307.6

NET CASH USED IN OPERATING ACTIVITIES	—	-0.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments, net of purchases	—	0.1

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	0.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable--related parties	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$(0.6)

CASH AND EQUIVALENTS, beginning of period	—	0.6

CASH AND EQUIVALENTS, end of period	$—	$—
CASH PAYMENTS FOR:
Interest expense	$—	$—
Income taxes	$—	$—

NON-CASH FINANCING ACTIVITIES
Conversion of notes & loans payable to common stock	$2,147.1	$0
Conversion of preferred stock to common stock and payment of preferred dividends through issuance of common stock	$3,458.1	$0
Dividend declared for Series C preferred shareholders	$66.1	$0
Settlement of other liabilities through issuance of common stock	$740.0	$0

See Accompanying Notes to Consolidated Financial Statements

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

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

The Company sold its interest in Arthur Treacher's Fish & Chips, Inc. in 2002 and currently has no active business. In 2001 and 2002, the Company acquired a controlling interest in International Microcomputer Software, Inc. ("IMSI"), (n/k/a Broadcaster, Inc. (“Broadcaster”) which had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. On June 2, 2006 Broadcaster closed on its acquisition of AccessMedia Networks, Inc. The combined company operated an Internet entertainment network under the name Broadcaster. Since its original investment, the Company's ownership interest in Broadcaster has decreased to approximately 9% as of September 27, 2013.

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

INVESTMENTS

Investments in marketable securities are carried at fair market value and classified as available for sale. Investments in nonmarketable debt securities are carried at cost or fair value as determined by management.

During the year ended June 30, 2012, the Company valued the securities down to $0 but believed the decrease to be temporary and recorded an unrealized loss in other comprehensive income. In 2013, the Company deemed the decrease to be other than temporary and recognized the loss by reclassifying the other comprehensive loss to the statement of operations.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

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

2. DOUBT AS TO CONTINUING AS A GOING CONCERN

Our consolidated financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $149,000. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising cash through raising additional equity or borrowings. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require.

The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

3. INVESTMENTS IN MARKETABLE SECURITIES AND NONMARKETABLE SECURITIES

The Company had investments and advances in certain marketable and non-marketable securities at June 30, 2013 and 2012, as follows:

	2013	2012
Broadcaster, Inc. at cost	$2,723.00	$2,723.40

Unrealized loss on marketable securities	—	(2,723.00)

Realized losses on marketable securities	(2,723.00)	(0.4)

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

Level 1 Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 Valuations based on inputs that are unobservable and significant in the overall fair value measurement.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

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

The following table presents fair value measurements of investments as of June 30, 2013 (dollars in thousands):

Fair Value Measurements Using

	Total	Level 1	Level 2	Level 3
Investments	$—	$—	$—	$—

The following tables present changes in investments that use Level 2 inputs for the year ended June 30, 2013:

Year ended June 30, 2013
(in thousands)

Balance as of June 30, 2012	$2,723.0
Net realized losses	(2,723.0)
Net purchases, sales or redemptions	—
Net transfers in and/or out of Level 2
Balance as of June 30, 2013	$—

A total of 200,000 shares of Broadcaster common stock secured the Company's 15% $325,000 Promissory Note to Mag-Multi Corporation. Approximately 373,845 shares of Broadcaster, Inc. common stock secured the $345,000 Promissory Notes to investors. On April 30, 2013, the holders of the $325,000 and $345,000 Promissory Notes to investors (collectively “the Promissory Notes”) converted the entire principal balance of the Promissory Notes and accrued interest into 7,152,246 and 14,734,224, respectively, shares of the Company’s common stock (see Note 5). All shares of the Broadcaster common stock were returned by the note holders upon receipt of DCDC common stock.

From July 1, 2008 to June 30, 2013 the Company sold 150,500 shares of Broadcaster, Inc. for approximate gross proceeds of $22,400 which were used for general working capital purposes. Since de-registration of the shares of Broadcaster, Inc., the Company cannot solely rely on the sale of these shares to fund its future working capital requirements. The amount of proceeds available to the Company from the sale of shares of Broadcaster, Inc. will depend upon the market for Broadcaster, Inc., which is subject to volatility in price and market volume.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

5. NOTES PAYABLE -RELATED PARTIES

At June 30, 2013 and 2012, the Company’s long term debt consisted of the following:

	June 30, 2013	June 30, 2012
Secured Promissory Note with Interest at 15%, due December 31, 2007	$—	$325,000
Secured Promissory Notes with Interest at 10%, due December 31, 2008	—	345,000
Notes payable to certain former executives	—	138,100

Total	—	808,100
Less: Current portion	—	808,100
	$—	$—

In December 2001, the Company borrowed $50,000 from its former CEO, Martin Wade, bearing interest at 12%, and due on December 31, 2001. As additional consideration for the loan, Mr. Wade was issued warrants to purchase 500,000 shares of common stock of the Company at $0.01 per share, which were valued at $53,900 and included as interest expense. On April 30, 2013, Mr. Wade converted the entire principal amount of his note into an aggregate of 1,204.120 shares of the Company’s common stock.

In December 2001, the Company borrowed $50,000 from its former CEO, Martin Wade, bearing interest at 12%, and due on December 31, 2001. As additional consideration for the loan, Mr. Wade was issued warrants to purchase 500,000 shares of common stock of the Company at $0.01 per share, which were valued at $53,900 and included as interest expense. On April 30, 2013, Mr. Wade converted the entire principal amount of his note into an aggregate of 1,204.120 shares of the Company’s common stock.

Throughout the period from July 1, 2001 through June 30, 2010, Mr. Bruce Galloway, the Company's former chairman, Gary Herman and a related entity had advanced monies with interest rates up to 10% to allow the Company to satisfy operating expenses and occasional cash shortfalls. The amounts outstanding to both Mr. Galloway and Mr. Herman totaled $75,600 at June 30, 2012, before accrued interest. On April 30, 2013, Mssrs. Galloway and Herman converted the above principal amount outstanding and accrued interest of $80,774 into 1,827,408 shares of the Company’s common stock.

On April 30, 2013, Mag-Multi, the holder of the $325,000 Promissory Note converted the entire principal balance of such note, including accrued interest of $282,971 into 7,152,246 shares of the Company’s common stock.

On April 30, 2013 the holders of an aggregate of $345,000 of Promissory Notes converted the entire principal balance of such notes, including accrued interest of $915,836 into 14,734,222 share of the Company’s common stock.

The number of shares of Broadcaster. Common Stock pledged as Collateral was subject to adjustment one year after the initial closing date based on the 30-day trailing average of the bid prices of shares of Common Stock of Broadcaster as listed on the OTC Bulletin Board or such other exchange as such shares are then listed upon. As such, the number of shares that were subject to the pledge agreement as of June 2010 and June 2009 were 373,845 shares. The shares reflect the 1 for 2 reverse stock split of Broadcaster's shares effective June 25, 2007. All shares of the Broadcaster common stock were returned by the note holders upon receipt of DCDC common stock.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

6. INCOME TAXES

For the years ended June 30, 2013 and 2012, a reconciliation of income taxes computed at the United States federal statutory income tax rate to the provision for income taxes reflected in the Statements of Operations is presented below:

	2013	2012
Federal statutory rate	34%	34%
Valuation allowance on net operating loss carryforwards, and investment write-downs	(34)%	(34)%
Effective income tax rate	-0	-0

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets result primarily from net operating loss carry-forwards. The components of the Company’s deferred tax assets and liabilities at June 30, 2013 and 2012 are as follows:

	2013	2012

Deferred tax assets:
Operating loss carryforwards	$4,639,000	$4,447,000
Write-down of investments	1,544,000	1,544,000
Total Deferred Tax Asset	6,183,000	5,991,000
Valuation Allowance	(6,183,000)	(5,991,000)
	$-0	$-0

A full valuation allowance is provided against all deferred tax assets due to the uncertainty as to the future realization of any benefits.

Deferred taxes have not been provided on accumulated other comprehensive income (loss) as management expects that the NOL will be sufficient to offset future gains.

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination. The Company has no uncertain tax positions as of June 30, 2013.

As of June 30, 2013 the Company had a net operating loss carryforward of approximately $11,597,100. The current tax laws as they pertain to the disposal of subsidiaries that generate net operating loss carryforwards ("NOL") essentially eliminate the NOL carryforwards and do not allow a company to recognize a loss on disposition of the subsidiary for tax purposes. However, laws do provide for the parent to reallocate the NOL based upon their basis in the companies being disposed of.

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $11,597,100 available to offset future federal taxable income. The federal net operating loss carryforwards will expire in varying amounts through 2030. The Company is in the process of filing its tax returns for the current year.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

7. PER SHARE INFORMATION

In accordance with GAAP, "Earnings Per Share", basic net income (loss) per common share ("Basic EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and dilutive common share equivalents on convertible securities, options, and warrants then outstanding. GAAP requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Condensed Consolidated Statements of Operations. There were 750,000 stock options and 500,000 warrants excluded from the computation of Diluted EPS for the years ended June 30, 2013 and 2012 as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:

	June 30,
	2013	2012
	(in thousands)
Basic and Diluted
Numerator:
Loss attributable to common shareholders	$(478.8)	$(454.2)
Denominator:
Weighted average common shares outstanding for basic and full dilution	66,082.0	53,864.2
Basic and Diluted Per Share Information:
Net loss per share	$(.01)	$(.01)
Anti-dilutive instruments excluded from the above computation:
Common stock options shares	750,000	750,000
Common stock warrants shares	500,000	500,000

8. STOCK OPTIONS

In November 2000, the Company adopted a Stock Purchase and Option Plan (the "Plan") that permits the issuance of options to selected employees and directors of, and consultants to, the Company. The Plan reserves 15,000,000 shares of Common Stock for issuance underlying the grants of stock options and warrants. Options generally become exercisable over vesting periods of up to three years and expire five years from the date of grant.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

A summary of the options issued under the Plan is presented in the table below:

WEIGHTED
AVERAGE
EXERCISE
	OPTIONS	PRICE
Expired	—	—
Exercised
Issued	—	—
Outstanding -June 30, 2012	750,000	$.01
Expired	—	—
Exercised	—	—
Issued	—	$—
Outstanding -June 30, 2013	750,000	$.01

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

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $26,600 and $26,400 at June 30, 2013 and 2012, respectively.

The Series C Preferred Stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. On April 30, 2013, the holders of an aggregate of 9,400 shares of the Series C Preferred Stock converted their shares of Series C Preferred Stock and accumulated and unpaid dividends of $1,242,915 into an aggregate of 25,509,721 shares of Common Stock. At June 30, 2013 and 2012, the Company had accumulated and unpaid dividends of approximately $0 and $1,212,700, respectively, on this series of preferred stock.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

The holders of the Series D Preferred Stock are entitled to a cumulative dividend of 15% per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividend with respect to the Series D Preferred Stock. On April 30, 2013, the holders of an aggregate of 4,000 shares of the Series D Preferred Stock converted their shares of Series D Preferred Stock and accumulated and unpaid dividends of $875,000 into an aggregate of 14,899,747 shares of Common Stock. The amount of accumulated and unpaid dividends was approximately $0 and $825,000 at June 30, 2013 and 2012, respectively.