Form 10-Q
period 2013-09-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2013-11-19
CIK 1016951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

or

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

(212) 247-0581
(Registrant's telephone number, including area code)

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

As of November 8, 2013, there were 127,170,667 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2013

2

PART 1---FINANCIAL INFORMATION

Item 1.   Financial Statements.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	June 30, 2013
	(unaudited)	(audited)
	(in thousands)
ASSETS
CURRENT ASSETS
TOTAL CURRENT ASSETS	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued expenses and other liabilities	$91.9	$82.9
Dividends payable	66.1	66.1
TOTAL CURRENT LIABILITIES	158.0	149.0

STOCKHOLDERS' DEFICIT
Preferred Stock 15,000,000 Shares Authorized
Series A Convertible, Par Value $1 ; 2,200 Shares Issued and
Outstanding; Involuntary Liquidation Preference of $ 1 Per Share
Plus Accrued and Unpaid Dividends	2.2	2.2
Series C, Par Value $100 ; 500 Shares Issued and Outstanding
at September 30, 2013 and June 30, 2013; Involuntary Liquidation Preference
of $100 Per Share Plus Accrued and Unpaid Dividends	50.0	50.0
Series D, Par Value $100 ; No Shares Issued and Outstanding
at September 30, 2013 and June 30, 2013; Involuntary Liquidation Preference
of $100 Per Share Plus Accrued and Unpaid Dividends	—	—
Common Stock, Par Value $.01; Authorized 600,000,000 Shares; Issued and Outstanding:
127,170,667 Shares at September 30, 2013 and June 30, 2013	1,271.7	1,271.7
Additional paid in capital	41,296.6	41,296.6
Accumulated deficit	(42,778.5)	(42,769.5)
TOTAL STOCKHOLDERS' DEFICIT	(158.0)	(149.0)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to condensed consolidated financial statements.

F-1

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended December 31,
	2013	2012
	(in thousands)

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	(9.0)	(25.0)

(LOSS) FROM OPERATIONS	(9.0)	(25.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	—	(57.5)

TOTAL OTHER INCOME (EXPENSE)	—	(57.5)

NET LOSS	$(9.0)	$(82.5)

UNDECLARED PREFERRED STOCK DIVIDENDS	(1.3)	(36.4)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(10.3)	$(118.9)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES
FOR BASIC AND DILUTED EARNINGS PER SHARE	127,170.7	53,864.2

BASIC AND DILUTED LOSS PER SHARE	$(0.0)	$(0.0)

See accompanying notes to condensed consolidated financial statements.

F-2

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Preferred Stock			Additional
	Series	Series	Common	Paid-in	Accumulated
	A	C	Stock	Capital	Deficit	Total

Balance at June 30, 2013 (audited)	$2.2	$50.0	$1,271.7	$41,296.6	$(42,769.5)	$(149.0)

Net loss					(9.0)	(9.0)

Balance at September 30, 2013 (unaudited)	$2.2	$50.0	$1,271.7	$41,296.6	$(42,778.5)	$(158.0)

See accompanying notes to consolidated financial statements.

F-3

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30

	2013 (unaudited)	2012 (unaudited)
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(9.0)	$(82.5)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:
Increase in accounts payable, accrued expenses and other liabilities	9.0	82.5

NET CASH USED IN OPERATING ACTIVITIES	—	—

NET CASH PROVIDED BY INVESTING ACTIVITES:	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND EQUIVALENTS, beginning of period	—	—

CASH AND EQUIVALENTS, end of period	$—	$—

CASH PAYMENTS FOR:
Interest expense	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

F-4

 DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

($’s in thousands)

NOTE 1- BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary (collectively, the "Company").

The accompanying consolidated financial statements as of  September 30, 2013 and for the three months ended September 30, 2013 and 2012 are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. The accompanying consolidated balance sheet as of June 30, 2013 and other information as of June 30, 2013 have been derived from the Company's audited annual financial statements. These consolidated financial statements do not include all disclosures provided in the Company's annual financial statements. The consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the year ended June 30, 2013 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. All adjustments of a normal recurring nature, which, in the opinion of management, are necessary to present a fair statement of results for the periods presented have been made. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

NOTE 2- DOUBT AS TO CONTINUING AS A GOING CONCERN

Our consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and equity deficit of $158.0. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising additional equity or by additional borrowings. We intend to use our cash as well as other funds, to the extent that they are available on commercially reasonable terms, to finance our activities. Although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require, management believes that it can obtain the additional funds necessary to continue its operations.

NOTE 3- PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Digital Creative Development Corporation and its wholly owned subsidiary, (collectively the "Company"), Digital Creative Development Company (Delaware). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 5- COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

NOTE 6- STOCKHOLDERS’ EQUITY

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

F-5

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

 (unaudited)

($’s in thousands)

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable only if and when the Company declares a dividend. The Company has never paid any dividends with respect to the Series A Preferred Stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $26.7 and $26.6 as of September 30, 2013 and June 30, 2013, respectively.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. As of September 30, 2013 and June 30, 2013, the Company had accumulated and unpaid dividends of approximately $10.9 and $9.7, respectively, on this series of preferred stock.

F-6

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30, 2013 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2013 Compared To The Three Month Period Ended September 30, 2012.

The Company experienced a net loss of $9,000 in the three month period ended September 30, 2013 compared to a net loss of $82,500 in the comparable 2012 period. After settling its notes and other debts in April 2013, the Company did not incur interest charges during the three months ended September 30, 2013. The Company incurred approximately $57,500 of interest expense in the comparable 2012 period.

3

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $158,000 at September 30, 2013, compared to current liabilities exceeding its current assets by $149,000 at June 30, 2013. The Company increased its operating obligations by $9,000 during the three months ended September 30, 2013. These expenses were necessitated to meet filing requirements as a public reporting entity.

Since the Company is inactive, the Company can only depend on funding from third parties, of which there can be no assurance.

The proceeds of any such sales are anticipated to be principally used by the Company for general working capital purposes. The Company anticipates that its working capital needs will be financed by sales of additional equity or by additional borrowings until and unless the Company acquires a profitable operating business or makes other investments.

The consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and equity deficit of $158,000, the Company’s ability to obtain financial resources to meet its obligations depends on raising cash by issuing additional equity or by additional borrowings. However, the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $26,700 and $26,600 as of September 30, 2013 and June 30, 2013, respectively.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. As of September 30, 2013 and June 30, 2013, the Company had accumulated and unpaid dividends of approximately $10,900 and $9,700, respectively, on this series of preferred stock.

Item 4. Mine Safety Disclosures.

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

5

32.02 Chief Financial Officer-- Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CREATIVE DEVELOPMENT CORPORATION

Dated: November 19, 2013	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Skuli Thorvaldsson
Name: Skuli Thorvaldsson
Title: Chief Financial Officer

7