Form 10-Q
period 2013-12-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2014-02-14
CIK 1016951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013

or

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

As of January 31, 2014, there were 127,170,667 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

FOR THE THREE MONTHS ENDED

DECEMBER 31, 2013

PART 1---FINANCIAL INFORMATION

Item 1.   Financial Statements.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
	(unaudited)	(audited)
	(in thousands)
ASSETS
CURRENT ASSETS
TOTAL CURRENT ASSETS	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses and other current liabilities	$100.9	$82.9
Dividends payable	66.1	66.1
TOTAL CURRENT LIABILITIES	167.0	149.0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, Par Value $.01; 15,000,000 Shares Authorized; 2,700 shares designated; 14,997,300 shares undesignated; no undesignated shares issued and outstanding	—	—
Series A Convertible Preferred Stock, Par Value $1 ; 2,200 Shares Authorized, Issued and Outstanding; Liquidation Preference of $29,000	2.2	2.2
Series C Preferred Stock, Par Value $100 ; 500 Shares Authorized, Issued and Outstanding; Liquidation Preference of $128,300	50.0	50.0
Common Stock, Par Value $.01; Authorized 600,000,000 Shares; Issued and Outstanding 127,170,667 Shares	1,271.7	1,271.7
Additional paid in capital	41,296.6	41,296.6
Accumulated deficit	(42,787.5)	(42,769.5)
TOTAL STOCKHOLDERS' DEFICIT	(167.0)	(149.0)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to condensed consolidated financial statements.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31 ,		December 31,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
	(in thousands, except per share data)		(in thousands, except per share data)

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	(9.0)	(25.0)	(18.0)	(50.0)

LOSS FROM OPERATIONS	(9.0)	(25.0)	(18.0)	(50.0)

OTHER INCOME (EXPENSE)
Interest expense, net and other	—	(57.5)	—	(115.1)

TOTAL OTHER INCOME (EXPENSE)	—	(57.5)	—	(115.1)

NET LOSS	$(9.0)	$(82.5)	$(18.0)	$(165.1)

UNDECLARED PREFERRED STOCK DIVIDENDS	(1.3)	(36.4)	(2.6)	(72.8)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(10.3)	$(118.9)	$(20.6)	$(237.9)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES FOR BASIC AND DILUTED EARNINGS PER SHARE	127,170,667	53,864,165	127,170,667	53,864,165

BASIC AND DILUTED LOSS PER SHARE	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

December 31,
	2013 (unaudited)	2012 (unaudited)
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18.0)	$(165.1)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:
Accrued expenses and other current liabilities	18.0	165.1

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND EQUIVALENTS, beginning of period	—	—

CASH AND EQUIVALENTS, end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest expense	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(unaudited)

($’s in thousands)

NOTE 1- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the Unites States of America (“U.S. GAAP”) for a complete set of consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 which was filed with the Securities and Exchange Commission.

NOTE 2- LIQUIDITY AND FINANCIAL CONDITION

Our consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and stockholders’ equity deficit of $167.0 and no cash on hand to satisfy our liabilities. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising additional equity or by additional borrowings. Although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require, management believes that it can obtain the additional funds necessary to continue its operations.

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

NOTE 5- COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

DIGITAL CREATIVE DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(unaudited)

($’s in thousands)

NOTE 6- INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares and potentially dilutive common share equivalents using the treasury stock method. Because the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of income (loss) per share because the effect of including them is anti-dilutive.

The following table summarizes the number of common shares attributable to potentially dilutive securities outstanding for each of the periods presented which were excluded from the calculation of diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Stock options	750,000	750,000	750,000	750,000
Stock warrants	500,000	500,000	500,000	500,000
Total	1,250,000	1,250,000	1,250,000	1,250,000

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

PLAN OF OPERATION

Digital Creative Development Corporation (the “Company”) was principally involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests. At present, the Company does not have an operating business. The Company has since begun to search for candidates with which to enter into business combinations or strategic transactions.

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

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2013 Compared To The Three Month Period Ended December 31, 2012.

The Company experienced a net loss of $9,000 in the three month period ended December 31, 2013 compared to a net loss of $82,500 in the comparable 2012 period. After settling its notes and other debts in April 2013, the Company did not incur interest charges during the three months ended December 31, 2013. The Company incurred approximately $57,500 of interest expense in the comparable 2012 period.

Six Month Period Ended December 31, 2013 Compared To The Six Month Period Ended December 31, 2012.

The Company experienced a net loss of $18,000 in the six month period ended December 31, 2013 compared to a net loss of $165,100 in the comparable 2012 period. After settling its notes and other debts in April 2013, the Company did not incur interest charges during the six months ended December 31, 2013. The Company incurred approximately $115,100 of interest expense in the comparable 2012 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $167,000 at December 31, 2013, compared to current liabilities exceeding its current assets by $149,000 at June 30, 2013. The Company increased its operating obligations by $18,000 during the six months ended December 31, 2013. These expenses were necessitated to meet filing requirements as a public reporting entity.

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

The consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and stockholders’ equity deficit of $167,000, the Company’s ability to obtain financial resources to meet its obligations depends on raising cash by issuing additional equity or by additional borrowings. However, the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was $26,750 and $26,640 as of December 31, 2013 and June 30, 2013, respectively.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. As of December 31, 2013 and June 30, 2013, the Company had accumulated and unpaid dividends of approximately $12,200 and $9,700, respectively, on this series of preferred stock.

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

DIGITAL CREATIVE DEVELOPMENT CORPORATION

Dated: February 14, 2014	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Skuli Thorvaldsson
Name: Skuli Thorvaldsson
Title: Chief Financial Officer

Exhibit 31.01

SECTION 302 CERTIFICATION

I, Gary Herman, Chief Executive Officer of Digital Creative Development Corporation., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ended December 31, 2013 of Digital Creative Development Corporation.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in the report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 14, 2014

/s/ Gary Herman

Gary Herman

President

 Exhibit 31.02

SECTION 302 CERTIFICATION

I, Skuli Thorvaldsson, Chief Financial Officer of Digital Creative Development Corporation certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the period ended December 31, 2013 of Digital Creative Development Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in the report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 14, 2014

/s/ Skuli Thorvaldsson

Skuli Thorvaldsson

Chief Financial Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO

THE SARBANES-OXLEY ACT OF 2002

CHIEF EXECUTIVE OFFICER

I, Gary Herman, certify that:

In connection with the Quarterly Report on Form 10-Q of Digital Creative Development Corporation for the quarter ending December 31, 2013 (the "Report"), the undersigned officer of the Company, certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2014

/s/ Gary Herman

Gary Herman

President

 Exhibit 32.02

CERTIFICATION PURSUANT TO

THE SARBANES-OXLEY ACT OF 2002

CHIEF FINANCIAL OFFICER

I, Skuli Thorvaldsson, certify that:

In connection with the Quarterly Report on Form 10-Q of Digital Creative Development Corporation for the quarter ending December 31, 2013 (the "Report"), the undersigned officer of the Company, certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2014

/s/ Skuli Thorvaldsson

Skuli Thorvaldsson

Chief Financial Officer