Form 10-Q
period 2014-03-31
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2014-05-15
CIK 1016951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________   to ________

Commission file number: 0-22315

TUMBLEWEED HOLDINGS, INC.
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

As of April 30, 2014, there were 127,170,667 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED

MARCH 31, 2014

PART 1---FINANCIAL INFORMATION

Item 1.   Financial Statements.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	June 30, 2013
	(unaudited)	(audited)
	(in thousands, except per share data)
ASSETS
CURRENT ASSETS
TOTAL CURRENT ASSETS	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses and other current liabilities	$109.9	$82.9
Dividends payable	66.1	66.1
TOTAL CURRENT LIABILITIES	176.0	149.0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, Par Value $.01; 15,000,000 Shares Authorized; 2,700 shares designated;	—	—
14,997,300 shares undesignated; no undesignated shares issued and outstanding
Series A Convertible Preferred Stock, Par Value $1 ; 2,200 Shares Authorized, Issued and
Outstanding; Liquidation Preference of $29.0	2.2	2.2
Series C Preferred Stock, Par Value $100 ; 500 Shares Authorized, Issued and Outstanding
Liquidation Preference of $129.6	50.0	50.0
Common Stock, Par Value $.01; Authorized 985,000,000 Shares; Issued and Outstanding
127,170,667 Shares	1,271.7	1,271.7
Additional paid in capital	41,296.6	41,296.6
Accumulated deficit	(42,796.5)	(42,769.5)
TOTAL STOCKHOLDERS' DEFICIT	(176.0)	(149.0)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See accompanying notes to condensed consolidated financial statements.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
	(in thousands, except per share data)		(in thousands, except per share data)

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	(9.0)	(25.0)	(27.0)	(75.0)

LOSS FROM OPERATIONS	(9.0)	(25.0)	(27.0)	(75.0)

OTHER EXPENSE
Interest expense, net and other	—	(57.4)	—	(172.5)

TOTAL OTHER EXPENSE	—	(57.4)	—	(172.5)

NET LOSS	$(9.0)	$(82.4)	$(27.0)	$(247.5)

UNDECLARED PREFERRED STOCK DIVIDENDS	(1.3)	(36.3)	(3.9)	(109.1)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(10.3)	$(118.7)	$(30.9)	$(356.6)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING SHARES
FOR BASIC AND DILUTED EARNINGS PER SHARE	127,170,667	53,864,165	127,170,667	53,864,165

BASIC AND DILUTED LOSS PER SHARE	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended
March 31,
	2014 (unaudited)	2013 (unaudited)
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27.0)	$(247.5)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in assets and liabilities:
Accrued expenses and other current liabilities	27.0	247.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND EQUIVALENTS, beginning of period	—	—

CASH AND EQUIVALENTS, end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest expense	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

($’s in thousands)

NOTE 1- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the Unites States of America (“U.S. GAAP”) for a complete set of consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 which was filed with the Securities and Exchange Commission.

NOTE 2- LIQUIDITY AND FINANCIAL CONDITION

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. We currently have a working capital and stockholders’ equity deficit of $176.0 and no cash on hand to satisfy our liabilities. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising additional equity or by additional borrowings. Although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require, management believes that it can obtain the additional funds necessary to continue its operations.

NOTE 3- PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Tumbleweed Holdings, Inc. (formerly Digital Creative Development Corporation) and its wholly owned subsidiary, (collectively the "Company"), Tumbleweed Holdings, Inc. (Utah). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

The following table summarizes the number of common shares attributable to potentially dilutive securities outstanding for each of the periods presented which were excluded from the calculation of diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Stock options	1,250,000	1,250,000	1,250,000	1,250,000
Total	1,250,000	1,250,000	1,250,000	1,250,000

NOTE 7- SUBSEQUENT EVENTS

On March 20, 2014 the Company filed an Information Statement on Form 14C with the Securities & Exchange Commission.  The Company’s Board of Directors and shareholders with a majority of the Company’s voting power as of the close of business on March 1, 2014 (the “Record Date”) approved the following actions by written consent:

1.	An amendment to the Company’s Articles of Incorporation to increase the total number of authorized shares of the Company’s capital stock from (i) 615,000,000 shares, of which (A) 600,000,000 shares are designated as common stock; and (B) 15,000,000 shares are designated as preferred stock, par value $0.01 per share, to (ii) 1,000,000,000 shares, of which (A) 985,000,000 shares shall be designated as common stock; and (B) 15,000,000 shares shall remain designated as preferred stock.
2.	An amendment to the Company’s Articles of Incorporation to change the Corporation’s name to Tumbleweed Holdings, Inc., to reflect the new direction and/or business of the Company.
3.	Adoption of the Company’s 2014 Stock-Based Incentive Compensation Plan, which provides for the issuance of equity awards to the Company’s officers, directors, employees, and consultants.

These actions will not be effective until a date that is at least twenty days after the filing and mailing of the accompanying Information Statement. The accompanying Information Statement was mailed on or about April 2, 2014 to holders of record of Common Stock as of the close of business on the Record Date.

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

PLAN OF OPERATION

Tumbleweed Holdings, Inc. (formerly Digital Creative Development Corporation) (the “Company”) was principally involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests. At present, the Company does not have an operating business. The Company has since begun to search for candidates with which to enter into business combinations or strategic transactions.

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

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2014 Compared To The Three Month Period Ended March 31, 2013.

The Company experienced a net loss of $9,000 in the three month period ended March 31, 2014 compared to a net loss of $82,400 in the comparable 2013 period. After settling its notes and other debts in April 2013, the Company did not incur interest charges during the three months ended March 31, 2014. The Company incurred approximately $57,400 of interest expense in the comparable 2013 period.

Nine Month Period Ended March 31, 2014 Compared To The Nine Month Period Ended March 31, 2013.

The Company experienced a net loss of $27,000 in the nine month period ended March 31, 2014 compared to a net loss of $247,500 in the comparable 2013 period. After settling its notes and other debts in April 2013, the Company did not incur interest charges during the nine months ended March 31, 2014. The Company incurred approximately $172,500 of interest expense in the comparable 2013 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liabilities exceeded its current assets by approximately $176,000 at March 31, 2014, compared to current liabilities exceeding its current assets by $149,000 at June 30, 2013. The Company increased its operating obligations by $27,000 during the nine months ended March 31, 2014. These expenses were necessitated to meet filing requirements as a public reporting entity.

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

The condensed consolidated unaudited financial statements were prepared on the assumption that the Company will continue as a going concern. Considering the working capital and stockholders’ equity deficit of $176,000, the Company’s ability to obtain financial resources to meet its obligations depends on raising cash by issuing additional equity or by additional borrowings. However, the Company can provide no assurance that these additional funds will be available in the amounts or at the times required. Management currently believes that it can obtain the additional funds necessary to continue its operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2014, the Company entered into Stock Purchase Agreement, (the “Purchase Agreement”), with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 1,250,000 shares of its common stock for an aggregate purchase price of $25,000. The transaction closed on April 4, 2014. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, for transactions by an issuer not involving any public offering.

On April 1, 2014, the Company entered into Stock Purchase Agreement, (the “Purchase Agreement”), with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 1,250,000 shares of its common stock for an aggregate purchase price of $25,000. The transaction has not yet closed. The securities will be issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, for transactions by an issuer not involving any public offering.

On April 14, 2014, the Company entered into Stock Purchase Agreement, (the “Purchase Agreement”), with an accredited investor, pursuant to which the Company agreed to issue an aggregate of 15,000,000 shares of its common stock for an aggregate purchase price of $300,000. The transaction closed on April 18, 2014. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, for transactions by an issuer not involving any public offering.

Item 3. Defaults upon Senior Securities.

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $26,800 and $26,600 as of March 31, 2014 and June 30, 2013, respectively.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. As of March 31, 2014 and June 30, 2013, the Company had accumulated and unpaid dividends of approximately $13,400 and $9,700, respectively, on this series of preferred stock.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

31.1	Chief Executive Officer---Certification pursuant to Rule 13a-14 (a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer--- Certification pursuant to Rule 13a-14 (a) of the Exchange Act of 193,4 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer---Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer-- Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUMBLEWEED HOLDINGS, INC.

Dated: May 15, 2014	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Skuli Thorvaldsson
Name: Skuli Thorvaldsson
Title: Chief Financial Officer