Form 10-K/A
period 2014-06-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2014-11-14
CIK 1016951

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

On April 4 and 14, 2014, the Company entered into two separate securities purchase agreements with two accredited investors, pursuant to which the Company agreed to issue an aggregate of 16,250,000 Units (each, a “Unit”) at a purchase price per Unit of $0.02 for an aggregate purchase price of $325,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one common share purchase warrant, each entitling the holder, at its option, to purchase one additional Share (each, a “Warrant”).

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

	High	Low
2013 Fiscal Year
First Quarter	$0.02	0
Second Quarter	$0.03	0.01
Third Quarter	$0.02	0
Fourth Quarter	$0.03	0

2014 Fiscal Year
First Quarter	$0.02	0.01
Second Quarter	$0.08	0.01
Third Quarter	$0.10	0.01
Fourth Quarter	$0.09	0.03

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

Securities Authorized for Issuance under Equity Compensation Plans

During fiscal 2014, the Company adopted the 2014 Stock-Based Incentive Compensation Plan, which provides for the issuance of equity awards to the Company’s officers, directors, employees and consultants.

Recent Sales of Unregistered Securities

On April 1, 2014, the Company entered into a securities purchase agreement with an investor (the “Investor”), pursuant to which the Company agreed to issue the Investor 1,250,000 shares of its common stock for an aggregate purchase price of $25,000. As of the date of this Annual Report, the Company terminated the securities purchase agreement as a result of the Investor failing to make a timely payment in compliance with the terms of the agreement. No shares of common stock of the Company were issued to the Investor by the Company under such agreement.

On April 4 and 14, 2014, the Company entered into two separate securities purchase agreements with two accredited investors, pursuant to which the Company agreed to issue an aggregate of 16,250,000 Units (each, a “Unit”) at a purchase price per Unit of $0.02 for an aggregate purchase price of $325,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one common share purchase warrant, each entitling the holder, at its option, to purchase one additional Share (each, a “Warrant”).

The Warrants are exercisable for a period of five years from and after the closing at an exercise price of $0.05 per share. The transactions closed on April 4 and 18, 2014, respectively.

For each of the above, we relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these Units, Shares and Warrants under the Securities Act because, among other reasons, the offerees/issuees were accredited investors who were not subject to any general solicitation.

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

Recent Financing

On April 1, 2014, the Company entered into a securities purchase agreement with an investor (the “Investor”), pursuant to which the Company agreed to issue the Investor 1,250,000 shares of its common stock for an aggregate purchase price of $25,000. As of the date of this Annual Report, the Company terminated the securities purchase agreement as a result of the Investor failing to make a timely payment in compliance with the terms of the agreement. No shares of common stock of the Company were issued to the Investor by the Company under such agreement.

On April 4 and 14, 2014, the Company entered into two separate securities purchase agreements with two accredited investors, pursuant to which the Company agreed to issue an aggregate of 16,250,000 Units (each, a “Unit”) at a purchase price per Unit of $0.02 for an aggregate purchase price of $325,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one common share purchase warrant, each entitling the holder, at its option, to purchase one additional Share (each, a “Warrant”).

The Warrants are exercisable for a period of five years from and after the closing at an exercise price of $0.05 per share. The transactions closed on April 4 and 18, 2014, respectively.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were to engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for determining audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tumbleweed Holdings, Inc. and Subsidiary as of June 30, 2014 and 2013, and the result of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations and a negative cash flow from operating activities¬ that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company sold its interest in Arthur Treacher's Fish & Chips, Inc. in 2002 and currently has no active business. In 2001 and 2002, the Company acquired a controlling interest in International Microcomputer Software, Inc. ("IMSI"), (n/k/a Broadcaster, Inc. (“Broadcaster”) which had been a developer and publisher of productivity software in precision design, graphics design and other related business applications, as well as graphics and CAD (Computer Aided Design) software and internet technology. On June 2, 2006, Broadcaster closed on its acquisition of AccessMedia Networks, Inc. Broadcaster operated an Internet entertainment network under the name Broadcaster. Since its original investment, the Company's ownership interest in Broadcaster has decreased to approximately 8% as of September 25, 2014. During the fourth quarter of fiscal 2014, the Company changed its name to Tumbleweed Holdings, Inc. and disclosed that it is reviewing potential corporate transactions in the legalized cannabis market and within the broader agro-technology sector.

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ

TUMBLEWEED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are lessliquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which we have previously recorded it.

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

As of June 30, 2014, the Company had net operating loss carry forwards of approximately $11,658,900 available to offset future federal taxable income. The federal net operating loss carryforwards will expire in varying amounts through 2034. The Company is in the process of filing its tax returns for 2014.

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

The following table sets forth the computation of basic and diluted per share information:

	June 30,
	2014	2013
	(in thousands)
Basic and Diluted
Numerator:
Loss attributable to common shareholders	$(66.9)	$(478.6)
Denominator:
Weighted average common shares outstanding for basic and full dilution	130,608.2	66,082.0
Basic and Diluted Per Share Information:
Net loss per share	$(.00)	$(.01)
Anti-dilutive instruments excluded from the above computation:
Common stock options	750,000	750,000

TUMBLEWEED HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

7. STOCK OPTIONS AND WARRANTS

In March 2014, the Company adopted a Stock-Based Incentive Compensation Plan (the "Incentive Plan") that permits the issuance of stock options, stock appreciation rights, performance stock and shares of Common Stock to selected employees and directors of, and consultants to, the Company. The Incentive Plan reserves 28,684,000 shares of Common Stock for issuance underlying the grants of stock options, stock appreciation rights, performance stock and shares of Common Stock as established by the Board of Directors. Options generally become exercisable over vesting periods of up to three years and expire no later than ten years after the date of grant. No options were issued and outstanding under the Incentive Plan as of June 30, 2014.

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

Sale of Common Stock for Equity Units

On April 1, 2014, the Company entered into a securities purchase agreement with an investor (the “Investor”), pursuant to which the Company agreed to issue the Investor 1,250,000 shares of its common stock for an aggregate purchase price of $25,000. As of the date of this Annual Report, the Company terminated the securities purchase agreement as a result of the Investor failing to make a timely payment in compliance with the terms of the agreement. No shares of common stock of the Company were issued to the Investor by the Company under such agreement.

On April 4 and 14, 2014, the Company entered into two separate securities purchase agreements with two accredited investors, pursuant to which the Company agreed to issue an aggregate of 16,250,000 Units (each, a “Unit”) at a purchase price per Unit of $0.02 for an aggregate purchase price of $325,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one common share purchase warrant, each entitling the holder, at its option, to purchase one additional Share (each, a “Warrant”).

The Warrants are exercisable for a period of five years from and after the closing at an exercise price of $0.05 per share. The transactions closed on April 4 and 18, 2014, respectively.

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