Form 10-Q
period 2014-09-30
DIGITAL CREATIVE DEVELOPMENT CORP
filed 2014-12-15
CIK 1016951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

or

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

As of December 1, 2014, there were 143,420,667 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2014

PART 1---FINANCIAL INFORMATION

Item 1.   Financial Statements.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(unaudited)	(unaudited)
	(in thousands, except number of shares)
ASSETS
CURRENT ASSETS:
Cash	$244.2	$303.3
TOTAL CURRENT ASSETS	244.2	303.3

TOTAL ASSETS	$244.2	$303.3

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$115.4	$122.9
Dividends payable	66.1	66.1
TOTAL CURRENT LIABILITIES	181.5	189.0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01; 15,000,000 shares authorized; 2,700 shares designated; 14,997,300 shares undesignated; no undesignated shares issued and outstanding	—	—
Series A convertible preferred stock, par value $1 ; 2,200 shares authorized, issued and outstanding; liquidation preference of $29.1	2.2	2.2
Series C preferred stock, par value $100 ; 500 shares authorized, issued and outstanding liquidation preference of $130.8	50.0	50.0
Common stock, par value $.01; authorized 985,000,000 shares; issued and outstanding 143,420,667 shares at September 30, 2014 and June 30, 2014	1,434.2	1,434.2
Additional paid in capital	41,459.1	41,459.1
Accumulated deficit	(42,882.8)	(42,831.2)
TOTAL STOCKHOLDERS' EQUITY	62.7	114.3

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$244.2	$303.3

See accompanying notes to condensed consolidated financial statements.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)
	(in thousands, except number of shares)

Revenue	$—	$—

Operating Expenses
General and administrative expenses	(51.6)	(9.0)

Loss from Operations	(51.6)	(9.0)

Net Loss	(51.6)	(9.0)

Undeclared Preferred Stock Dividends	(1.3)	(1.3)

Net Loss Applicable to Common Stockholders	$(52.9)	$(10.3)

Weighted Average Number of Outstanding Shares for
Basic and Diluted Earnings per Share	143,420,667	127,170,667
Basic and Diluted Loss per Share	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51.6)	$(9.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accrued expenses and other current liabilities	(7.5)	9.0

NET CASH USED IN OPERATING ACTIVITIES	(59.1)	—

NET CHANGE IN CASH	(59.1)	—

CASH, beginning	303.3	—

CASH, ending	$244.2	$—

See accompanying notes to condensed consolidated financial statements.

  TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

NOTE 1- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Tumbleweed Holdings, Inc. and Subsidiary (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the Unites States of America (“U.S. GAAP”) for a complete set of consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full fiscal year.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, which was filed with the Securities and Exchange Commission.

NOTE 2- LIQUIDITY AND FINANCIAL CONDITION

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. At September 30, 2014, we currently have working capital and stockholders’ equity of approximately $62,700 and $244,200 of cash on hand to satisfy our liabilities. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising additional equity or by additional borrowings. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require.

NOTE 3- PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Tumbleweed Holdings, Inc. and its wholly owned subsidiary, Digital Creative Development Corporation, (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

 TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

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

The following table summarizes the number of common shares attributable to potentially dilutive securities outstanding for each of the periods presented which were excluded from the calculation of diluted income (loss) per share:

	Three Months Ended
	September 30,
	2014	2013

Stock options	750,000	750,000
Total	750,000	750,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30, 2014 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2014 Compared To The Three Month Period Ended September 30, 2013.

The Company had no operating revenues and experienced a net loss of approximately $51,600 in the three month period ended September 30, 2014, compared to a net loss of $9,000 in the corresponding period of the prior year. The increase in net loss is primarily due to travel and related costs incurred in the current year period as the Company continues to search for a business it deems suitable for acquisition or similar transaction. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current assets exceeded its current liabilities by approximately $62,700 at September 30, 2014, and by approximately $114,300 at June 30, 2014. The Company increased its operating obligations by approximately $51,600 during the three months ended September 30, 2014. These expenses were necessitated to meet filing requirements as a public reporting entity and to continue our search for a business suitable for acquisition or similar transaction. Current and total liabilities were approximately $181,500 and $189,000 at September 30, 2014 and June 30, 2014, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective for the period ended September 30, 2014, for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on September 30, 2014:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Company declares a dividend. The Company has never paid any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and unpaid dividends was approximately $26,900 as of September 30, 2014 and June 30, 2014.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the board declares a dividend. As of September 30, 2014 and June 30, 2014, the Company had accumulated and unpaid dividends of approximately $15,900 and $14,600, respectively, on this series of preferred stock.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

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

TUMBLEWEED HOLDINGS, INC.

Dated: December 15, 2014	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Seth Lukash
Name: Seth Lukash
Title: Interim Chief Financial Officer