Form 10-Q/A
period 2014-09-30
TUMBLEWEED HOLDINGS, INC.
filed 2015-01-23
CIK 1016951

UNITED STATES

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

As of January 22, 2015, there were 145,920,667 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2014

PART 1—FINANCIAL INFORMATION

Item 1.   Financial Statements.

Tumbleweed Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2014	June 30, 2014
	(unaudited)
	(in thousands, except number of shares
	and per share data )
ASSETS
CURRENT ASSETS:
Cash	$244.2	$303.3
TOTAL CURRENT ASSETS	244.2	303.3

TOTAL ASSETS	$244.2	$303.3

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$115.4	$122.9
Dividends payable	66.1	66.1
TOTAL CURRENT LIABILITIES	181.5	189.0

COMMITMENTS AND CONTINGENCIES

Preferred stock, par value $.01; 15,000,000 shares authorized; 152,200 shares designated; 14,847,800 shares undesignated; no undesignated shares issued and outstanding	-	-
Series A convertible preferred stock, par value $1 ; 2,200 shares authorized, issued and outstanding; liquidation preference of $29.1	2.2	2.2
Series C preferred stock, par value $100 ; 150,000 shares authorized; 500 issued and outstanding; liquidation preference of $132.1	50.0	50.0
Common stock, par value $.01; authorized 985,000,000 shares; issued and outstanding 143,420,667 shares at September 30, 2014 and June 30, 2014	1,434.2	1,434.2
Additional paid in capital	41,459.1	41,459.1
Accumulated deficit	(42,882.8)	(42,831.2)
TOTAL STOCKHOLDERS' EQUITY	62.7	114.3

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$244.2	$303.3

See accompanying notes to condensed consolidated financial statements.

Tumbleweed Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

	For the Three Months Ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)
	(in thousands, except number of
	shares and per share data)

Revenue	$-	$-

Operating Expenses
General and administrative expenses	(51.6)	(9.0)

Loss from Operations	(51.6)	(9.0)

Net Loss	(51.6)	(9.0)

Undeclared Preferred Stock Dividends	(1.3)	(1.3)

Net Loss Applicable to Common Stockholders	$(52.9)	$(10.3)

Weighted Average Number of Outstanding Shares for Basic and Diluted Earnings per Share	143,420,667	127,170,667
Basic and Diluted Loss per Share	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

Tumbleweed Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(51.6)	$(9.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accrued expenses and other current liabilities	(7.5)	9.0

NET CASH USED IN OPERATING ACTIVITIES	(59.1)	-

NET CHANGE IN CASH	(59.1)	-

CASH, beginning	303.3	-

CASH, ending	$244.2	$-

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

NOTE 3- PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Tumbleweed Holdings, Inc. and its wholly owned subsidiary (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 5- COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are from time to time involved in ordinary and routine litigation.

On April 1, 2014, GrowBlox Sciences, Inc. (“Plaintiff” or “GrowBlox”) filed a lawsuit captioned GrowBlox Sciences, Inc. v. GCM Administrative Services, LLC et al, Docket No. 14-cv-02280-ER (the “Lawsuit”) in the United States District Court for the Southern District of New York (the “Court”) against Gary Herman, Seth Lukash, GCM Administrative Services, LLC, and Strategic Turnaround Equity Partners, L.P. (together, the “Defendants”).   Mr. Herman serves as Chairman and CEO and Seth Lukash serves as a Director and Advisor of the Company.   GrowBlox is not seeking monetary damages against the Defendants.

On May 9, 2014, the Defendants filed an answer with counter-claims and third-party claims against Plaintiff and certain individuals affiliated with the Plaintiff seeking damages for breach of fiduciary duty, unjust enrichment, quantum meruit, and breach of contract.  The Company is a third party counterclaim-plaintiff in this action.

The Company is not a named defendant in any of these actions.

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

NOTE 7- SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were reportable subsequent event(s) to be disclosed as follows.

On October 27, 2014, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued the investor 2,500,000 shares of common stock for an aggregate purchase price of $50,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective for the period ended September 30, 2014, for the reasons discussed below.

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

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)  Exhibits:

31.01 Chief Executive Officer—Certification pursuant to Rule 13a-14 (a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Chief Financial Officer— Certification pursuant to Rule 13a-14 (a) of the Exchange Act of  193,4 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Chief Financial Officer— Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUMBLEWEED HOLDINGS, INC.

Dated: January 23, 2015	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Seth Lukash
Name: Seth Lukash
Title: Interim Chief Financial Officer

