Form 10-Q
period 2014-12-31
TUMBLEWEED HOLDINGS, INC.
filed 2015-02-11
CIK 1016951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2014

or

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

As of February 11, 2015, there were 145,920,667 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED

DECEMBER 31, 2014

PART 1—FINANCIAL INFORMATION

Item 1.   Financial Statements.

Tumbleweed Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	December 31, 2014	June 30, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$202.1	$303.3
TOTAL CURRENT ASSETS	202.1	303.3

TOTAL ASSETS	$202.1	$303.3

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$97.9	$122.9
Dividends payable	66.1	66.1
TOTAL CURRENT LIABILITIES	164.0	189.0

CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 15,000,000 shares authorized; 152,200 shares designated; 14,847,800 shares undesignated; no undesignated shares issued and outstanding	-	-
Series A convertible preferred stock, par value $1; 2,200 shares authorized, issued and outstanding; liquidation preference of $29.2	2.2	2.2
Series C preferred stock, par value $100 ; 150,000 shares authorized; 500 issued and outstanding; liquidation preference of $133.3	50.0	50.0
Common stock, par value $.01; authorized 985,000,000 shares; issued and outstanding 145,920,667 shares at December 31, 2014 and June 30, 2014	1,459.2	1,434.2
Additional paid in capital	41,484.1	41,459.1
Accumulated deficit	(42,957.4)	(42,831.2)
TOTAL STOCKHOLDERS' EQUITY	38.1	114.3

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$202.1	$303.3

See accompanying notes to condensed consolidated financial statements.

Tumbleweed Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except number of shares and per share data)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	(69.6)	(9.0)	(126.2)	(18.0)

Loss from Operations	(69.6)	(9.0)	(126.2)	(18.0)

Net Loss	(69.6)	(9.0)	(126.2)	(18.0)

Undeclared Preferred Stock Dividends	(1.3)	(1.3)	(2.6)	(2.6)

Net Loss Applicable to Common Stockholders	$(70.9)	$(10.3)	$(128.8)	$(20.6)

Basic and Diluted Loss Per Share	$0.00	$0.00	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding for Basic and Diluted Loss Per Share	145,221,742	127,170,667	144,321,205	127,170,667

See accompanying notes to condensed consolidated financial statements.

Tumbleweed Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the Six Months Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(126.2)	$(18.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accrued expenses and other current liabilities	(25.0)	18.0

NET CASH USED IN OPERATING ACTIVITIES	(151.2)	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock and warrant	50.0	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	50.0	-

NET CHANGE IN CASH	(101.2)	-

CASH, beginning	303.3	-

CASH, ending	$202.1	$-

See accompanying notes to condensed consolidated financial statements.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(unaudited)

NOTE 1- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Tumbleweed Holdings, Inc. and Subsidiary (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the Unites States of America (“U.S. GAAP”) for a complete set of consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended December 31, 2014, are not necessarily indicative of the results to be expected for the full fiscal year.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2014, which was filed with the Securities and Exchange Commission.

NOTE 2- LIQUIDITY AND FINANCIAL CONDITION

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. At December 31, 2014, we currently have working capital and stockholders’ equity of approximately $38,100 and $202,100 of cash on hand to satisfy our liabilities. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising additional equity or by additional borrowings. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require.

NOTE 3- PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Tumbleweed Holdings, Inc. and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 4- ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses primarily consist of accrued legal and other professional fees and general administrative expenses of the Company.

NOTE 5- COMMITMENTS AND CONTINGENCIES

The Company is from time to time involved in ordinary and routine litigation.

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

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(unaudited)

NOTE 6- INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares and potentially dilutive common share equivalents using the treasury stock method. Because the Company incurred a net loss in all periods presented, all potentially dilutive securities were excluded from the computation of loss per share because the effect of including them is anti-dilutive.

The following table summarizes the number of common shares attributable to potentially dilutive securities outstanding for each of the periods presented which were excluded from the calculation of diluted loss per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Stock options to purchase shares of the Company’s common stock with an exercise price of $0.01 per share expiring ten (10) years from date of issuance	750,000	750,000	750,000	750,000
Warrants to purchase shares of the Company’s common stock with an exercise price of $0.05 per share expiring five (5) years from date of issuance	18,750,000	—	18,750,000	—
Total	19,500,000	750,000	19,500,000	750,000

NOTE 7- EQUITY TRANSACTIONS

On October 27, 2014, the Company entered into a securities purchase agreement with an investor pursuant to which the Company agreed to issue an aggregate of 2,500,000 Units (each, a “Unit”) at a purchase price per Unit of $0.02 for an aggregate purchase price of $50,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one common share purchase warrant, each entitling the holder, at its option, to purchase one additional Share at an exercise price of $0.05 per share (each, a “Warrant”). The proceeds were used for general administrative purposes.

NOTE 8- SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there was no reportable subsequent event to be disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Quarterly Report on Form 10-Q, other than the historical financial information, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All such forward-looking statements involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks and uncertainties related to the substantial capital requirements, development of effective internal processes and systems, the ability to attract and retain high quality employees, changing overall economy and other risks described herein and in the Company's June 30, 2014 Annual Report on Form 10-K/A.

Plan of Operation

Tumbleweed Holdings, Inc. (the “Company”) was principally involved in acquiring and investing in software and high technology companies, with a focus on acquiring controlling interests. At present, the Company does not have an operating business. The Company has since begun to search for candidates with which to enter into business combinations or strategic transactions.

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

Results of Operations

Three and Six Month Period Ended December 31, 2014 Compared To The Three and Six Month Period Ended December 31, 2013.

The Company had no operating revenues and experienced a net loss of approximately $69,600 and $126,200 in the three and six month periods ended December 31, 2014, respectively, compared to a net loss of $9,000 and $18,000 in the corresponding periods of the prior year, respectively. The increase in net loss is primarily due to professional fees associated with being a publicly held corporation and travel and related costs incurred in the current year period as the Company continues to search for a business it deems suitable for acquisition or similar transaction.

Liquidity and Capital Resources

The Company's current assets exceeded its current liabilities by approximately $38,100 at December 31, 2014, and by approximately $114,300 at June 30, 2014. The Company increased its operating obligations by approximately $69,600 during the three months ended December 31, 2014. These expenses were necessitated to meet filing requirements as a public reporting entity and to continue our search for a business suitable for acquisition or similar transaction. Current and total liabilities were approximately $164,000 and $189,000 at December 31, 2014 and June 30, 2014, respectively.

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

On October 27, 2014, the Company entered into a securities purchase agreement with an investor pursuant to which the Company agreed to issue an aggregate of 2,500,000 Units (each, a “Unit”) at a purchase price per Unit of $0.02 for an aggregate purchase price of $50,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one common share purchase warrant, each entitling the holder, at its option, to purchase one additional Share at an exercise price of $0.05 per share (each, a “Warrant”). The proceeds were used for general administrative purposes.

Capital Expenditures

The Company has no material commitments for capital expenditures at this time.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective for the period ended December 31, 2014, for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on December 31, 2014:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is, from time to time, the subject of litigation, claims and assessments arising out of matters occurring during the normal operation of the Company's business, the majority of which have never led to the award of substantial damages.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 27, 2014, the Company entered into a securities purchase agreement with an investor pursuant to which the Company agreed to issue an aggregate of 2,500,000 Units (each, a “Unit”) at a purchase price per Unit of $0.02 for an aggregate purchase price of $50,000, with each Unit consisting of one common share in the capital of the Company (each, a “Share”) and one common share purchase warrant, each entitling the holder, at its option, to purchase one additional Share at an exercise price of $0.05 per share (each, a “Warrant”). The proceeds were used for general administrative purposes.

We relied on Section 4(2) of the Securities Act, as providing an exemption from registering the sale of these shares of common stock under the Securities Act because, among other reasons, the offerees/issuees were accredited investors who were not subject to any general solicitation.

Item 3. Defaults upon Senior Securities.

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Board of Directors declares a dividend. The Board of Directors has never declared any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and undeclared dividends was approximately $27,000 as of December 31, 2014 and June 30, 2014.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the Board of Directors declares a dividend. On April 30, 2013, the holders of an aggregate of 9,400 shares of the Company’s Series C Preferred Stock, representing 95% of the total number of outstanding shares of Series C Preferred, converted their shares of Series C Preferred into shares of the Company’s Common Stock. The Company declared a dividend payable of approximately $66,100 for the remaining holders who had not converted their Series C Preferred Shares. As of December 31, 2014 and June 30, 2014, the Company had accumulated and undeclared dividends of approximately $17,000 and $15,000, respectively, on this series of preferred stock.

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

32.01 Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.02 Chief Financial Officer— Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) In accordance with Securities and Exchange Commission Release No. 33-8212, these exhibit are being furnished, are not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act of 1933 registration statement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUMBLEWEED HOLDINGS, INC.

Dated: February 11, 2015	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Seth Lukash
Name: Seth Lukash
Title: Interim Chief Financial Officer

