Form 10-Q
period 2015-03-31
TUMBLEWEED HOLDINGS, INC.
filed 2015-05-20
CIK 1016951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 8, 2015, there were 145,920,667 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY

FOR THE THREE MONTHS ENDED

MARCH 31, 2015

PART 1—FINANCIAL INFORMATION

Item 1.   Financial Statements.

Tumbleweed Holdings, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(in thousands, except number of shares and per share data)

	March 31, 2015	June 30, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$128.4	$303.3
TOTAL CURRENT ASSETS	128.4	303.3

TOTAL ASSETS	$128.4	$303.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses and other current liabilities	$98.0	$122.9
Dividends payable	66.1	66.1
TOTAL CURRENT LIABILITIES	164.1	189.0

CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.01; 15,000,000 shares authorized; 152,200 shares designated; 14,847,800 shares undesignated; no undesignated shares issued and outstanding	-	-
Series A convertible preferred stock, par value $1 ; 2,200 shares authorized, issued and outstanding; liquidation preference of $29.2	2.2	2.2
Series C preferred stock, par value $100 ; 150,000 shares authorized; 500 issued and outstanding; liquidation preference of $ 134.5	50.0	50.0
Common stock, par value $.01; authorized 985,000,000 shares; issued and outstanding 145,920,667 and 143,420,667 shares at March 31, 2015 and June 30, 2014	1,459.2	1,434.2
Additional paid in capital	41,484.1	41,459.1
Accumulated deficit	(43,031.2)	(42,831.2)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(35.7)	114.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$128.4	$303.3

See accompanying notes to condensed consolidated financial statements.

Tumbleweed Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except number of shares and per share data)

	For the Three Months Ended		For the Nine Months Ended
	March 31 ,		March 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	(73.7)	(9.0)	(199.9)	(27.0)

Loss from Operations	(73.7)	(9.0)	(199.9)	(27.0)

Net Loss	(73.7)	(9.0)	(199.9)	(27.0)

Undeclared Preferred Stock Dividends	(1.3)	(1.3)	(3.9)	(3.9)

Net Loss Applicable to Common Stockholders	$(75.0)	$(10.3)	$(203.8)	$(30.9)

Basic and Diluted Loss Per Share	$0.00	$0.00	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding for Basic and Diluted Loss Per Share	145,920,667	127,170,667	144,854,359	127,170,667

See accompanying notes to condensed consolidated financial statements.

Tumbleweed Holdings, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the Nine Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(199.9)	$(27.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accrued expenses and other current liabilities	(25.0)	27.0

NET CASH USED IN OPERATING ACTIVITIES	(224.9)	-

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of common stock and warrant	50.0	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	50.0	-

NET CHANGE IN CASH	(174.9)	-

CASH, beginning	303.3	-

CASH, ending	$128.4	$-

See accompanying notes to condensed consolidated financial statements.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

NOTE 1- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Tumbleweed Holdings, Inc. and Subsidiary (the “Company”) in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the Unites States of America (“U.S. GAAP”) for a complete set of consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full fiscal year.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2014, which was filed with the Securities and Exchange Commission on November 14, 2014.

NOTE 2- LIQUIDITY AND FINANCIAL CONDITION

Our condensed consolidated unaudited financial statements were prepared on the assumption that we will continue as a going concern. At March 31, 2015, we currently have negative working capital and stockholders’ deficit of approximately $35,700 and $128,400 of cash on hand to satisfy our liabilities. Our ability to obtain resources sufficient to continue to meet our obligations as they come due is dependent on raising additional equity or by additional borrowings. We intend to use our cash as well as other funds in the event that they shall be available on commercially reasonable terms, to finance our activities, although we can provide no assurance that these additional funds will be available in the amounts or at the times we may require.

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

On May 9, 2014, the Defendants filed an answer with counter-claims and third-party claims against Plaintiff and certain individuals affiliated with Plaintiff seeking damages of up to $20,000,000 for breach of fiduciary duty, unjust enrichment, quantum meruit, and breach of contract. The Company is a third party counterclaim-plaintiff in this action.

The Company is not a named defendant in any of these actions.

TUMBLEWEED HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

The following table summarizes the number of common shares attributable to potentially dilutive securities outstanding for each of the periods presented which were excluded from the calculation of diluted loss per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Common stock options	750,000	750,000	750,000	750,000
Common stock purchase warrants	19,000,000	—	19,000,000	—
Total	19,750,000	750,000	19,750,000	750,000

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

On March 25, 2015, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock to one individual for agreeing to provide services as a member of the Company’s Board of Directors. The warrant has an exercise price of $0.02 per share and a term of five years.

NOTE 8- SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there certain reportable subsequent events to be disclosed as follows.

On March 23, 2015, the Company entered into a Services Agreement with Barry Regenstein, effective as of April 1, 2015, appointing Mr. Regenstein as Interim Chief Financial Officer. The Services Agreement included a grant of 4,000,000 shares of the Company’s restricted common stock. In addition, the Company entered into an Advisory Board Agreement (“Advisory Agreement”) with Mr. Regenstein to provide advisory services to the Board and officers of the Company on various business matters for one (1) year in exchange for 1,650,000 shares of the Company’s restricted common stock.

Effective on April 1, 2015, Seth Lukash resigned as the Interim Chief Financial Officer of the Company.

In April 2015, under the Company’s 2014 Stock-Based Incentive Compensation Plan (the “Plan”), a consultant was granted an option to purchase 2,000,000 shares of the Company’s common stock; and the Company’s Chief Executive Officer and a director were granted a total of 23,000,000 shares of the Company’s restricted common stock, for their agreement to provide services on various business matters for one (1) year. The option has an exercise price of $0.02 per share and a term of five years.

In addition, the Company issued warrants to purchase an aggregate of 16,800,000 shares of the Company’s common stock to its Chief Executive Officer, a director and three (3) consultants for their agreement to provide services on various business matters for one (1) year. The warrants have an exercise price of $0.02 per share and a term of five years.

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

Plan of Operation

The Company is a shell company and does not have an operating business. The Company has since begun to search for candidates with which to enter into business combinations or strategic transactions.

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

Results of Operations

Three and Nine Month Period Ended March 31, 2015 Compared To The Three and Nine Month Period Ended March 31, 2014.

The Company had no operating revenues and experienced a net loss of approximately $73,700 and $199,900 in the three and nine month periods ended March 31, 2015, respectively, compared to a net loss of $9,000 and $27,000 in the corresponding periods of the prior year, respectively. The increase in net loss is primarily due to professional fees associated with being a publicly held corporation and travel and related costs incurred in the current year period as the Company continues to search for a business it deems suitable for acquisition or similar transaction.

Liquidity and Capital Resources

The Company's current liabilities exceeded its current assets by approximately $35,700 at March 31, 2015. The Company increased its operating obligations by approximately $73,700 during the three months ended March 31, 2015. These expenses were necessitated to meet filing requirements as a public reporting entity and to continue our search for a business suitable for acquisition or similar transaction. Total liabilities were approximately $164,000 at March 31, 2015.

The Company has nominal assets and presently does not generate any revenue. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing search for a private operating company and to execute its business plan of seeking a combination with such company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of combining with a private operating company. The failure by us to obtain such financing whether on acceptable terms or at all, if needed, would have a material adverse effect upon our business, financial condition and results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective for the period ended March 31, 2015, for the reasons discussed below.

The following two material weaknesses in our internal control over financial reporting existed on March 31, 2015:

(i)      We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

The holders of the Series A Preferred Stock are entitled to a cumulative dividend of $0.10 per share per annum. Such dividends accrue annually but are payable if and when the Board of Directors declares a dividend. The Board of Directors has never declared any dividends with respect to the Series A Preferred Stock. The 2,200 outstanding shares of Series A Preferred Stock are convertible into 3,300 shares of Common Stock for no additional consideration at the option of the holder of the stock. The Series A Preferred Stock is entitled to a liquidation preference of $1.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock may be redeemed by the Company at a redemption price of $1.00 per share plus all accrued and unpaid dividends. The amount of accumulated and undeclared dividends was approximately $29,000 and $27,000 as of March 31, 2015 and June 30, 2014, respectively.

The Series C Preferred stock is not convertible, but may be redeemed at the option of the Company at a redemption price of $100 per share plus accrued and unpaid dividends, at any time after October 31, 1999. The holders of the preferred stock are entitled to a cumulative dividend of 10% per annum, payable semiannually, if and when the Board of Directors declares a dividend. On April 30, 2013, the holders of an aggregate of 9,400 shares of the Company’s Series C Preferred Stock, representing 95% of the total number of outstanding shares of Series C Preferred, converted their shares of Series C Preferred into shares of the Company’s Common Stock. The Company declared a dividend payable of approximately $66,100 for the remaining holders who had not converted their Series C Preferred Shares. As of March 31, 2015 and June 30, 2014, the Company had accumulated and undeclared dividends of approximately $18,000 and $15,000, respectively, on this series of preferred stock.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits:

31.01 Chief Executive Officer—Certification pursuant to Rule 13a-14 (a) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Chief Financial Officer— Certification pursuant to Rule 13a-14 (a) of the Exchange Act of  1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 Chief Executive Officer—Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.02 Chief Financial Officer— Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)     In accordance with Securities and Exchange Commission Release No. 33-8212, these exhibits are being furnished, are not being filed as part of this Report on Form 10-Q or as a separate disclosure document, and are not being incorporated by reference into any Securities Act of 1933 registration statement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUMBLEWEED HOLDINGS, INC.

Dated: May 20, 2015	By:	/s/ Gary Herman
Name: Gary Herman
Title: Chief Executive Officer

	By:	/s/ Barry Regenstein
Name: Barry Regenstein
Title: Interim Chief Financial Officer

